Form 10-Q
period 1998-06-30
ALADDIN GAMING ENTERPRISES INC
filed 1998-08-14
CIK 1059128

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:        June 30,  1998
                                    -----------------------------
                               OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:              to
                                    --------------  -------------

Commission file number:                  333-49715
                       ------------------------------------------

                ALADDIN GAMING ENTERPRISES, INC.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


             NEVADA                              88-0379695
-------------------------------            ----------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

831 Pilot Road, Las Vegas, Nevada                     89119
-----------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

                         (702) 736-7114
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

                         NOT APPLICABLE
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              YES       NO    X
                                                 ------   -------

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

      Class A Common Stock,  2,000,000 shares authorized
               1,107,500 issued, no par value

 Class B Common Stock, Non-voting, 8,000,000 shares authorized
                 2,215,000 issued, no par value

                ALADDIN GAMING ENTERPRISES, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                              INDEX

                                                        PAGE NO.
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets -                               1
             June 30, 1998 and December 31, 1997

            Statements of Operations -                     2
             For the three and six months ended
             June 30, 1998 and for the period
             from inception (December 3, 1997)
             through June 30, 1998

            Statements of Stockholders' Equity -           3
             For the six months ended June 30, 1998
             and for the period from inception
             (December 3, 1997) through June 30,
             1998

            Statements of Cash Flows -                     4
             For the six months ended June 30, 1998
             and for the period from inception
             (December 3, 1997) through June 30, 1998

            Notes to the Financial Statements          5 - 6

Item 2.     Management's Discussion and               7 - 12
             Analysis of Financial Condition
             and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures      12
            About Market Risks

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                             13

Item 2.     Changes in Securities and Use of              13
            Proceeds

Item 3.     Defaults upon Senior Securities               13

Item 4.     Submission of Matters to a Vote of            13
            Security Holders

Item 5.     Other Information                             13

Item 6.     Exhibits and Reports on Form 8-K              13

Signatures                                                14

Exhibit Index                                             15

PART I.   Financial Information

ITEM 1.   FINANCIAL STATEMENTS

                ALADDIN GAMING ENTERPRISES, INC.
                  (A DEVELOPMENT STAGE COMPANY)


                         BALANCE SHEETS
               JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                      June 30,         December 31,
                                                                       1998                1997
                                                                   ------------       -------------
                                                                   (unaudited)
ASSETS

Cash                                                               $       669         $       669
Investment in unconsolidated affiliate                              22,243,339                 331
                                                                   ------------        ------------
                                                                   $22,244,008         $     1,000
                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to related party                                           $     1,500         $         -

Common Stock
 Class A, no par value, 2,000,000 and 2,500 shares authorized,
 1,107,500 and 1 shares issued and outstanding as of June 30,
 1998 and December 31, 1997, respectively.
 Class B, no par value and non-voting, 8,000,000 and 0 shares issued and outstanding, and 2,215,000 and 0 shares reserved pursuant to the warrant agreement as of June 30, 1998 and
 December 31, 1997, respectively.                                   13,247,203                   1

Additional paid-in capital                                          15,000,999                 999

Deficit accumulated during the development stage                    (6,005,694)                  -
                                                                   ------------        ------------
                                                                   $22,244,008         $     1,000
                                                                   ============        ============


  The accompanying notes are an integral part of this financial statement.

                ALADDIN GAMING ENTERPRISES, INC.
                  (A DEVELOPMENT STAGE COMPANY)


                    STATEMENTS OF OPERATIONS
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND
       FOR THE PERIOD FROM INCEPTION (DECEMBER 3, 1997)
                     THROUGH JUNE 30, 1998

                                                                                                    For the period
                                                          For the three     For the six months    December 3, 1997
                                                          months ended         ended June 30,    (inception) through
                                                          June 30, 1998            1998             June 30, 1998
                                                           (unaudited)         (unaudited)           (unaudited)
                                                          -------------     ------------------   ------------------
Other expenses                                            $     (1,500)      $     (1,500)        $     (1,500)

Equity in loss of unconsolidated affiliate                  (1,992,585)         (5,422,944)         (5,422,944)

Income tax expense (benefit)                                         -                   -                   -
                                                          -------------      --------------       -------------
   Net loss accumulated during the development stage      $ (1,994,085)      $  (5,424,444)       $ (5,424,444)
                                                          =============      ==============       =============
Basic and Dilutive loss per share                         $      (0.60)      $       (2.24)       $      (2.24)

Shares used in per share calculation                         3,322,500           2,423,040           2,423,040


  The accompanying notes are an integral part of this financial statement.

                ALADDIN GAMING ENTERPRISES, INC.
                  (A DEVELOPMENT STAGE COMPANY)


               STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM INCEPTION (DECEMBER 3, 1997)
                      THROUGH JUNE 30, 1998
                           (UNAUDITED)

                                                               Common Stock       Additional
                                                               Class A and         Paid in         Retained
                                                                 Class B           Capital         Earnings           Total
                                                               ------------      ------------     ----------     -------------
BALANCE, DECEMBER 3, 1997                                      $         -       $         -      $         -     $        -

Issuance of Class A common stock, 1 share
 issued                                                                  1               999                -           1,000
                                                               ------------      ------------     ------------    ------------
BALANCE, DECEMBER 31, 1997                                               1               999                -           1,000

Net loss accumulated during the
 development stage                                                       -                 -       (5,424,444)     (5,424,444)

Issuance of Class A common stock,
 1,107,499 shares issued, and Class B
 common stock, 2,215,000 shares issued                          13,247,202                 -                -      13,247,202

Issuance of Warrants to purchase
 Class B common stock, 2,215,000 Warrants issued                         -        15,000,000                -      15,000,000

Equity costs from unconsolidated
 affiliate                                                               -                 -         (581,250)       (581,250)
                                                               ------------      ------------     ------------    ------------
BALANCE, JUNE 30, 1998                                         $13,247,203       $15,000,999      $(6,005,694)    $22,242,508
                                                               ============      ============     ============    ============


  The accompanying notes are an integral part of this financial statement.

                ALADDIN GAMING ENTERPRISES, INC.
                  (A DEVELOPMENT STAGE COMPANY)


                    STATEMENTS OF CASH FLOWS
    FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND FOR THE PERIOD
     FROM INCEPTION (DECEMBER 3, 1997) THROUGH JUNE 30, 1998


                                                                                      For the period
                                                              For the six            December 3, 1997
                                                              months ended         (inception) through
                                                             June 30, 1998            June 30, 1998
                                                              (Unaudited)              (Unaudited)
                                                           ----------------        -------------------
Cash Flows used for investing activities:

 Investment in unconsolidated affiliate                    $  (15,000,000)         $    (15,000,331)

Cash Flows from financing activities:
 Proceeds from the issuance of stock                                    -                     1,000
 Proceeds from the issuance of warrants                        15,000,000                15,000,000
                                                           ---------------         -----------------
Increase in cash and cash equivalents                                   -                       669

Cash and cash equivalents at beginning of period                      669                         -
                                                           ---------------         -----------------
Cash and cash equivalents at end of period                 $          669          $            669
                                                           ===============         =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-cash investing and financing activities:
 Equity contributions - non-cash                           $   13,247,202          $              -


  The accompanying notes are an integral part of this financial statement.

                ALADDIN GAMING ENTERPRISES, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1998


1.   ORGANIZATION AND BUSINESS

     Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Enterprises"), was established on December 3, 1997. Enterprises holds a 25% interest in Aladdin Gaming Holdings, LLC ("Gaming Holdings") and is wholly owned by Sommer Enterprises, LLC, a Nevada limited-liability company ("Sommer Enterprises"). Aladdin Holdings, LLC, a Delaware limited liability company ("Holdings"), holds a majority interest in Sommer Enterprises. The members of Holdings are the Trust Under Article Sixth u/w/o Sigmund Sommer (the "Sommer Trust") which holds a 95% interest in Holdings, and GW Vegas, LLC, a Nevada limited-liability company ("GW"), a wholly owned subsidiary of Trust Company of the West ("TCW"), which holds a 5% interest in Holdings.

     Enterprises' interest in Gaming Holdings has been accounted for under the equity method.

     Enterprises has no other business or activities other than its investment in Gaming Holdings which is a development stage company. Gaming Holdings through its subsidiaries plans to develop, construct and operate a new hotel and casino, the Aladdin Hotel and Casino as the centerpiece of an approximately 35 acre world-class resort, casino and entertainment complex in Las Vegas, Nevada.

2.   INCOME TAXES

     Enterprises accounts for income taxes using the liability method as set forth in the Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under the
liability method, deferred taxes are provided based on the temporary differences between the financial reporting basis and the tax basis of Enterprises' assets and liabilities.

     There was no income tax expense or benefit recorded for the period from inception (December 3, 1997) through June 30, 1998 as
Enterprises is a development stage company and the realization of any deferred tax asset is uncertain.

3.   AGREEMENTS

     Enterprises intends to enter into a Shareholders' Agreement with the Sommer Trust providing that the Sommer Trust shall have the right to elect the Board of Directors of Enterprises and otherwise manage the day to day affairs of Enterprises unless and until a qualified public offering occurs or the Sommer Trust no longer owns any equity in Enterprises.

4.   PRIVATE OFFERINGS

     On February 26, 1998, Gaming Holdings, Aladdin Capital Corp. ("Capital" together with Gaming Holdings, the "Issuers") and Enterprises consummated a private offering (the "Offering") under Rule 144A of the Securities Exchange Act of 1933. The private offering consisted of 221,500 units (the "Units"), each unit consisting of (i) $1,000 principal amount at maturity of 13 1/2% Senior Discount Notes due 2010 (the "Notes") of Gaming Holdings and Capital and (ii) 10 Warrants (the "Warrants") to purchase 10 shares of Class B non-voting Common Stock, no par value, of Enterprises. The Notes and the Warrants became separately transferable on July 23, 1998 and the Warrants became exercisable on July 23, 1998 and will expire on March 1, 2010.

     The initial accreted value of the Notes was $519.40 per $1,000 principal amount at maturity of the Notes. The Notes will mature on March 1, 2010. The Notes will, accrete at 13 1/2% (computed on a semi-annual bond equivalent basis) based on the
initial accreted value, calculated from February 26, 1998.   Cash
interest on the Notes will not accrue prior to March 1, 2003. Thereafter, cash interest on the Notes will accrue at the rate of 13 1/2% per annum based on the accreted value at maturity of the Notes and will be payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2003.

     The Notes are secured by a first priority pledge of all of the issued and outstanding Series A Preferred Interests of Gaming
Holdings in Aladdin Gaming, LLC.

     The Indenture to the Notes contains certain covenants that (subject to certain exceptions) restrict the ability of the Issuers and certain of their subsidiaries to, among other things:
(i) make restricted payments, (ii) incur additional indebtedness and issue preferred stock; (iii) incur liens; (iv) pay dividends or make other distributions; (v) enter into mergers or consolidations; (vi) enter into certain transactions with affiliates or (vii) enter into new lines of business.

5.   EQUITY CONTRIBUTIONS

     On February 26, 1998, Sommer Enterprises, LLC contributed a portion of land and $7.0 million of predevelopment costs in exchange for 100% of the Class A Common Stock in Enterprises. Enterprises contributed the portion of land, the $7.0 million of predevelopment costs and the net proceeds $15.0 million allocable from the sale of the Warrants to Gaming Holdings in exchange for 25% of the common membership interests in Gaming Holdings.

6.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity sections of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130, during the three-month period ended March 31,1998 and has determined that such adoption will not result in comprehensive income different from net income as reported in the accompanying financial statements.

     In June 1997, the FASB issued SFAS no. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes additional standards for segment reporting in financial statements and is effective for fiscal years beginning after December 15, 1997. The Company currently operates as one segment.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

DEVELOPMENT ACTIVITIES

     Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Enterprises"), was established on December 3, 1997. Enterprises holds a 25% interest in Aladdin Gaming Holdings, LLC. ("Gaming Holdings") and is wholly owned by Sommer Enterprises, LLC, a Nevada limited-liability company ("Sommer Enterprises"). Aladdin Holdings, LLC, a Delaware limited-liability company ("Holdings"), holds a majority interest in Sommer Enterprises. The members of Holdings are the Trust Under Article Sixth u/w/o Sigmund Sommer (the "Sommer Trust") which holds a 95% interest in Holdings, and GW Vegas, LLC, a Nevada limited-liability company ("GW"), a wholly owned subsidiary of Trust Company of the West ("TCW"), which holds a 5% interest in Holdings.

     Enterprises has no other business or activities other than its investment in Gaming Holdings which is a development stage company. Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred membership interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corporation ("Capital") is a wholly owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of the 13 1/2% Senior Discount Notes
("Notes"). Capital is not expected to have any material operations or assets and will not have any revenues.

     The operations of Enterprises and Gaming Holdings and its subsidiaries, collectively known as the Company, have been limited to the design, development, financing and construction of a new hotel and casino ("Aladdin"). The Aladdin will be the centerpiece of an approximately 35 acre world-class resort, casino and entertainment complex ("Complex") located on the site of the former Aladdin hotel and casino in Las Vegas, Nevada, a premier location at the center of the Las Vegas Boulevard ("Strip"). The Aladdin has been designed to include a luxury themed hotel of approximately 2,600 rooms, an approximately 116,000 square foot casino, an approximately 1,400-seat production showroom and seven restaurants. The casino's main gaming area will contain approximately 2,800 slot machines, 87 table games, keno and a race and sports book facility. Included on a separate level of the casino will be a 15,000 square foot luxurious gaming section that is expected to contain an additional 20 to 30 high denomination table games and approximately 100 high denomination slot machines. The Complex, which has been designed to promote casino traffic and to provide customers with a wide variety of entertainment alternatives, will comprise: (i) the Aladdin; (ii) the themed entertainment shopping mall with approximately 522,000 square feet of retail space ("Desert Passage"); (iii) a second hotel and casino, with a music and entertainment theme, expected to be known as "Sound Republic Hotel Casino" ("Sound Republic"); (iv) the newly renovated 7,000-seat Theater of the Performing Arts ("Theater"); and (v) the approximately 4,800-space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project will be separately owned by an affiliate of the Company and Sound Republic is expected to be owned 49% by the Company, with an option to acquire 50% of the project. The grand opening date for the Aladdin and the Mall Project is currently anticipated to occur during the spring of the year 2000, with the opening of the Sound Republic expected to occur within six months after the opening of the Aladdin.

RESULTS OF OPERATIONS

     The Company is in the development stage and has no significant operations to date. The Company has capitalized all qualifying construction costs except for a portion of the interest expense incurred during the period. Accordingly, the Company does not have any historical operating income. The capitalized costs consist primarily of land contributed by certain members of Gaming Holdings, design fees, financing and commitment fees, construction costs and interest on qualifying assets. The Company's operating expenses primarily have consisted of interest, amortization costs and expenses related to the Notes and the preopening costs of the Aladdin.

     The Company anticipates that its results of operations from inception to the grand opening of the Aladdin will be adversely affected by the expensing of pre-opening costs and interest not qualifying for capitalization and should not be indicative of future operations. Accordingly, historical results will not be indicative of future operating results. Future operating results of the Company are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the Company's control. While the Company believes that the Aladdin will be able to attract a sufficient number of patrons and achieve the level of activity necessary to permit the Company to meet their payment obligations, including the Notes and other indebtedness, there can be no assurance with respect thereto.

     Gaming Holdings recorded a net loss of approximately $8.0 million for the three months ended June 30, 1998 and approximately $21.7 million for the six months ended June 30, 1998. The loss was due to the preopening costs of the Aladdin and the interest, amortization costs and expenses related to the Notes.

     Enterprises recorded its 25% share of the Gaming Holdings' losses as equity in loss of unconsolidated affiliate and reported a net loss of approximately $2.0 million and $5.4 million for the three months and six months ended June 30, 1998, respectively.

MATERIAL CHANGES IN FINANCIAL CONDITION

     The $826.2 million necessary to fund the development, financing, construction and opening of the Aladdin will be derived from a combination of (i) borrowings of up to $410.0 million under the Bank Credit Facility (as defined below); (ii) operating lease and loan obligations aggregating $80 million under FF&E financing; (iii) equity contribution by London Clubs Nevada, Inc. of $50.0 million in cash, $7.0 million in pre-development costs and $150.0 million appraised fair market value in land by Holdings and $115.0 million of gross proceeds from the Notes offering; and (iv) anticipated site work reimbursement of $14.2 million.

     The uses of such funds are budgeted at $826.2 million, which includes $295.6 million for the Aladdin's construction, $107.5 million for furniture, fixtures and equipment and gaming equipment, $135.0 million for land, $74.5 million to retire existing debt, and the balance for other preopening costs, working capital and financing costs. The uses of such funding are estimates, which the Company reviews on a periodic basis. There can be no assurance that these estimates will not change. The Company believes that the construction budget is reasonable and the Company has entered into a fixed or guaranteed maximum price contract (which is subject to price adjustments if the plans and specifications are changed) for the construction of a substantial portion of the Aladdin. Given the risks inherent in the construction process, however, actual construction costs may be higher.

     Through June 30, 1998 approximately $160.2 million had been expended on development of the Aladdin, of which approximately $74.5 million had been expended on repayment of debt associated with the land contributed to the Company, approximately $36.7 million in construction and capitalized interest, approximately $39.4 million in debt issuance and member equity costs, and approximately $9.6 million in preopening costs and net interest expense.

     On February 26, 1998, Gaming Holdings, Capital (collectively, "Issuers") and Enterprises, consummated a private offering ("Offering") under Rule 144A of the Securities Act of 1933. The private offering consisted of 221,500 units ("Units"), each unit consisting of (i) $1,000 principal amount of maturity of 13 1/2% Senior Discount Notes due 2010 ("Notes") of Gaming Holdings and Capital and (ii) 10 Warrants ("Warrants") to purchase 10 shares of Class B non-voting Common Stock, no par value, of Enterprises.

     The initial accreted value of the Notes was $519.40 per $1,000 principal amount at maturity of the Notes. The Notes will mature on March 1, 2010. The Notes will accrete at 13 1/2% (computed on a semi-annual bond equivalent basis) based on the initial accreted value, calculated from February 26, 1998. Cash interest on the Notes will not accrue prior to March 1, 2003. Thereafter, cash interest on the Notes will accrue at the rate of 13 1/2% per annum based on the accreted value at maturity of the Notes and will be payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2003.

     The Notes are secured by a first priority pledge of all of the issued and outstanding Series A preferred member interests of Aladdin Gaming. As of June 30, 1998, all of the proceeds from the Offering had been disbursed to repay certain previously existing indebtedness, construction costs and certain fees and expenses.

     The Indenture to the Notes contains certain covenants that (subject to certain exceptions) restrict the ability of the Issuers and certain of their subsidiaries to, among other things:
(i) make restricted payments; (ii) incur additional indebtedness and issue preferred stock; (iii) incur liens; (iv) pay dividends or make other distributions; (v) enter into mergers or consolidations; (vi) enter into certain transactions with affiliates or (vii) enter into new lines of business.

     On February 26, 1998, Aladdin Gaming, LLC entered into a $410.0 million Credit Agreement ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and the Bank of Nova Scotia as the administrative agent for the lenders. The Credit Agreement consists of three separate term loans. Term A Loan comprises a term loan of $136.0 million and matures seven years after the initial borrowing date. Term B Loan comprises a term loan of $114.0 million and matures eight and one-half years after the initial borrowing date. Term C Loan comprises a term loan of $160.0 million and matures ten years after the borrowing date. The Term B Loan and the Term C Loan were funded by the lenders on February 26, 1998 and the funds are held by Gaming in a cash collateral account for the future development of the Aladdin. The Term B Loan and the Term C Loan proceeds could not be utilized until the proceeds from the Notes were completely exhausted. As of June 30, 1998 all of the $115.0 million of the Note proceeds had been utilized. The proceeds from the Term B
Loan and Term C Loan have been funded and the funds placed in a cash collateral account from which the Company withdraws amounts monthly. As of June 30, 1998, approximately $2.0 million of the Term B Loan had been drawn down from the cash collateral account and approximately $2.8 million of the Term C Loan had been drawn down from the cash collateral account; and Term A loan had not been funded.

     The  Company  pays  interest on the term loans  as  follows:
Term A Loan, LIBOR plus 300 basis points until the Aladdin commences operations, then LIBOR plus an amount between 150 basis points and 275 basis points depending upon the Company's EBITDA results; Term B Loan, LIBOR plus 200 basis points while the funds are held in the cash collateral account and LIBOR plus 350 basis points once the funds are utilized for the construction of the Aladdin; and Term C Loan, LIBOR plus 200 basis points while the funds are held in the cash collateral account and LIBOR plus 400 basis points once the funds are utilized for the construction of the Aladdin. The Company has entered into various hedge arrangements for the LIBOR as follows: (a) until Aladdin commences operation, for the Term A Loan and the Term B Loan LIBOR is fixed at 5.883% and for the Term C Loan LIBOR is fixed at 6.485%; and (b) once the Aladdin has commenced operations, for the Term A Loan and Term B Loan, the maximum LIBOR is 7.00% and the minimum is 5.65%, and for the Term C Loan, the LIBOR has been fixed at 6.485%. The hedge arrangements for the Term A Loan and Term B Loan are in place until the respective loan maturity date and for the Term C Loan the hedge arrangements are cancelable at the call date of March 2003. No principal repayments are required prior to the opening of the casino.

     On June 30, 1998, the Company entered into FF&E financing which provides for operating lease financing of up to $60.0 million and term loan facility of $20.0 million to obtain gaming equipment and other specified equipment. Funding under the FF&E financing is available beginning six months prior to the construction completion date of the Aladdin. Repayment of principal and interest is due in quarterly installments upon the construction completion date of the Aladdin. The term of the operating lease financing is 36 months (with the Company having two, one year options to renew) and the term of the loan facility is five years. The interest rate from the funding date until the construction of the Aladdin is completed is either the 30-day LIBOR plus 478 basis points or the Prime Rate (as defined) plus 275 basis points. After the construction completion date, the interest rate shall be the 90-day LIBOR plus 478 basis points.

     London Clubs International, plc ("London Clubs"), the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), a subsidiary of the Sommer Trust, have entered into a completion guaranty ("Bank Completion Guaranty") for the benefit of the lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the
Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. The holders of the Notes are not party to the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guarantee for the benefit of the Noteholders ("Noteholder Completion Guaranty"), under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty.

     London Clubs, Holdings and Bazaar Holdings have entered into the Keep-Well Agreement for the benefit of the bank lenders. Pursuant to the Keep-Well Agreement, London Clubs, Holdings and Bazaar Holdings have agreed to contribute funds to the Company to ensure the Company's compliance with certain financial ratios and other requirements under the Bank Credit Facility for the period up to the earlier of the date on which the Company complies with all the financial covenants set forth in the Bank Credit Facility for six consecutive quarterly periods from and after the Conversion Date or the date on which the aggregate outstanding principal amounts of the Bank Credit Facility are reduced below certain amounts and prior to certain dates, subject to certain conditions.

     In connection with the development of the Mall Project, Aladdin Bazaar, LLC, will only reimburse the Company approximately $14.2 million for the construction of certain areas shared by the Aladdin and the Mall Project and the facade to the Aladdin. Additionally, Aladdin Bazaar, LLC is obligated to spend no more than $36.0 million for a car park associated with the Aladdin project. Therefore, any cost overruns associated with these items will be borne by the Company. In addition, the Company is obligated to pay to Aladdin Bazaar, LLC (i) a $3.2 million fee per year for a term of 99 years, which is adjusted annually pursuant to a consumer price index-based formula, for usage of the car park and (ii) the Company's proportionate share of the operating costs associated therewith.

     The funds provided by the funding transactions are expected to be sufficient to develop, complete and commence operations of the Aladdin, assuming no delays or construction cost overruns, which are not covered by the $31.8 million contingency or Fluor Corporation and/or its subsidiary Fluor Daniel, the design/builder for the Aladdin. As of June 30, 1998, the Company expended $1.8 million of the contingency. It is not expected that additional external funding will need to be obtained in order to develop and commence the operations of the Aladdin. However, there can be no assurance that such funds will be sufficient for the development, construction and commencement of the Aladdin.

     Following the commencement of operations of the Aladdin, the Company expects to fund its operating, debt service and capital needs, as currently contemplated, with $15.0 million of working capital from the funding transactions and operating cash flows. In addition, upon the opening of the Aladdin, the Company is expected to have an aggregate of $10.0 million available under a working capital facility.

     Although no additional financing is contemplated, the Company will seek, if necessary and to the extent permitted under the Note Indenture and the terms of the Bank Credit Facility, additional financing through additional bank borrowings or debt or equity financings. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the
Company. There can also be no assurance that estimates by the Company of its reasonably anticipated liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

YEAR 2000

     The Company and its subsidiaries are development stage companies that are developing, constructing, and upon completion (currently anticipated to occur in the spring of the year 2000),
will   operate  a  hotel  casino.   The  selection  of   software
applications, hardware and other technology currently in use principally occurred within approximately the last twelve months. The only computer systems in place at the current time are several financial applications, word processing and an internal e-mail system that are Year 2000 compliant. Accordingly, it is not expected that the Company will incur significant amounts, if any, to modify its systems for Year 2000 compliance.

     The Company has requested representations regarding Year 2000 compliance from Fluor Corporation and/or its subsidiary Fluor Daniel, the design/builder for the Aladdin (the "Design/Builder"), and through Design/Builder will seek similar representations of the other contractors and subcontractors for the construction of the Aladdin (collectively, the "Contractors") to assess the impact of Year 2000 noncompliance on the construction of the Aladdin. Construction delays will have a significant impact on the financial results of the Company. Notwithstanding, the Company has entered into a guaranteed maximum price contract with the Design/Builder for the construction of the Aladdin that contains liquidated damages provisions in the event that the substantial completion of the construction of the Aladdin is not completed by the contract time, as defined by, and adjusted pursuant to, the Design/Build Contract. There can be no assurance that the systems of the Contractors or other companies on which the Company may rely, such as vendors, will be properly converted before the Year 2000 and that failure to convert by another company will not have an adverse effect on the Company's operations.

START-UP ACTIVITIES

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 98-5). The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and require that the costs associated with start-up activities (including preopening costs of casinos) be expensed as incurred. SOP 98-5 permits early adoption in fiscal years for which annual financial statements have not yet been issued.

     Effective January 1, 1998 the Company has adopted the provisions of SOP 98-5.

CERTAIN FORWARD LOOKING STATEMENTS

     Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements relating to plans for future operations, construction and development, other business development activities, capital spending, financing sources, the effect of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

ITEM 3.   QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT  MARKET
          RISK

     As   of  June  30,  1998,  the  Company  did  not  hold  any
investments in market risk sensitive instruments.

PART II   Other Information

ITEM 1.   LEGAL PROCEEDINGS

     Not Applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (A)  Not applicable

     (b)   On  July  24, 1998, Aladdin Gaming Holdings,  LLC  and
Aladdin   Capital   Corp.   (collectively,   "Company")   offered
("Exchange Offer"), subject to certain terms and conditions, to exchange $1,000 in principal amount of its 13 1/2% Series B Senior Discount Notes due 2010 ("New Notes") for each $1,000 in principal amount of its outstanding 13 1/2% Series A Senior Discount Noted due 2010 ("Old Notes"), of which an aggregate principal amount of $221.5 million is outstanding.

     Under the terms of the Exchange Offer, the Company agreed to accept for exchange any and all Old Notes that are validly tendered prior to 5:00 p.m., New York City time, on August 25, 1998, unless extended. The Exchange Offer is subject to the terms and provisions of the Note Registration Rights Agreement, dated February 26, 1998, among the Company, Merrill Lynch, Pierce Fenner & Smith Incorporated, Credit Suisse First Boston
Corporation,  CBIC  Oppenheimer Corp. and Scotia  Capital  Market
(USA) Inc.

     The Old Notes were, and the New Notes will also be, issued pursuant to an Indenture, dated February 26, 1998, among the Company and State Street Bank and Trust Company, as trustee. The terms of the New Notes are identical in all material respects to the Old Notes, except that the Old Notes (but not the New Notes) provide that the certain liquidated damages if a registration statement has not been filed or is not effective by a certain deadline, liquidated damages will accrue.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5.   OTHER INFORMATION

     Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          10.01     Facilities Agreement between General Electric
                    Capital Corporation and Aladdin Gaming, LLC dated June 26, 1998

          10.02 Intercreditor Agreement by and among The Bank of Nova Scotia, General Electric Capital
                    Corporation and Aladdin Gaming, LLC dated as of June 30, 1998

          27.01     Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                           SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                               ALADDIN GAMING ENTERPRISES, INC.


August 14, 1998                By:   /s/  Ronald Dictrow
                                     Ronald Dictrow, Secretary


August 14, 1998                By:   /s/  Cornelius T. Klerk
                                     Cornelius T. Klerk, Chief
                                     Accounting Officer and
                                     Treasurer

                          EXHIBIT INDEX



                                                           PAGE
EXHIBIT NO.  DESCRIPTION                                    NO.

   10.01     Facilities Agreement between General Electric   16
             Capital Corporation and Aladdin Gaming, LLC dated June 26, 1998

   10.02     Intercreditor Agreement by and among The Bank  199
             of  Nova  Scotia,  General  Electric  Capital
             Corporation and Aladdin Gaming, LLC dated as of June 30, 1998

   27.01     Financial Data Schedule                        234