Form 10-Q
period 1998-09-30
ALADDIN GAMING ENTERPRISES INC
filed 1998-11-16
CIK 1059128

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:         September 30, 1998
                                           -------------------------------------

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

        For the transition period from:                     to
                                        ------------------       ---------------

Commission file number:        333-49715
                            ----------------------------------------------------

                        ALADDIN GAMING ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              NEVADA                                    88-0379695
--------------------------------------    --------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

831 Pilot Road, Las Vegas, Nevada                               89119
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (702) 736-7114
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            YES     X      NO
                                                 --------     -------

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

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                                                                                       PAGE NO.
                                                                                     ------------
PART I     FINANCIAL INFORMATION

   Item 1. Financial Statements

           Balance Sheets -
             September 30, 1998 and December 31, 1997..............................        1

           Statements of Operations -
             For the three and nine months ended September 30, 1998
             and for the period from inception (December 3, 1997)
             through September 30, 1998............................................        2

           Statement of Stockholders' Equity -
             For the period from inception (December 3, 1997) through
             September 30, 1998....................................................        3

           Statements of Cash Flows -
             For the nine months ended September 30, 1998 and for
             the period from inception (December 3, 1997) through
             September 30, 1998....................................................        4

           Notes to the Financial Statements.......................................      5 - 7

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................     8 - 13

   Item 3. Quantitative and Qualitative Disclosures About Market Risks.............       13

PART II    OTHER INFORMATION

   Item 1. Legal Proceedings.......................................................       13

   Item 2. Changes in Securities and Use of Proceeds...............................       13

   Item 3. Defaults upon Senior Securities.........................................       13

   Item 4. Submission of Matters to a Vote of Security Holders.....................       13

   Item 5. Other Information.......................................................       14

   Item 6. Exhibits and Reports on Form 8-K........................................       14

Signatures ........................................................................       15

Exhibit Index......................................................................       16

PART I.      Financial Information

ITEM 1.      FINANCIAL STATEMENTS


                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                                    September 30,          December 31,
                                                                        1998                   1997
                                                                 --------------------   -------------------
                                                                     (unaudited)
ASSETS

Cash                                                                 $           669        $          669
Investment in unconsolidated affiliate                                    19,452,182                   331
                                                                 --------------------   -------------------
                                                                     $    19,452,851        $        1,000
                                                                 --------------------   -------------------
                                                                 --------------------   -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to related party                                             $         1,500        $            -

Common Stock

Class A, no par value, 2,000,000 and 2,500 shares
authorized, 1,107,500 and 1 shares issued and
outstanding as of September 30, 1998 and
December 31, 1997, respectively. Class B, no par
value and non-voting 8,000,000 and 0 shares
authorized, 2,215,000 and 0 shares issued and
outstanding, and 2,215,000 and 0 shares reserved
pursuant to the warrant agreement as of
September 30, 1998 and December 31, 1997, respectively.                   13,247,203                     1


Additional paid-in capital                                                15,000,999                   999

Deficit accumulated during the development stage                         (8,796,851)                     -
                                                                 --------------------   -------------------
                                                                     $    19,452,851        $        1,000
                                                                 --------------------   -------------------
                                                                 --------------------   -------------------

    The accompanying notes are an integral part of this financial statement.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                               AND FOR THE PERIOD
          FROM INCEPTION (DECEMBER 3, 1997) THROUGH SEPTEMBER 30, 1998

                                                                                                      For the period
                                                 For the three months      For the nine months       December 3, 1997
                                                  ended September 30,      ended September 30,     (inception) through
                                                         1998                     1998              September 30, 1998
                                                      (Unaudited)              (Unaudited)             (Unaudited)
                                                ------------------------  ----------------------  -----------------------
Other expenses                                        $               -        $         (1,500)       $          (1,500)

Equity in loss of unconsolidated affiliate                   (2,791,157)             (8,214,101)              (8,214,101)

Income tax expense (benefit)                                          -                       -                        -

                                                ------------------------  ----------------------  -----------------------
Net loss accumulated during the development
stage                                                 $      (2,791,157)        $    (8,215,601)       $      (8,215,601)
                                                ------------------------  ----------------------  -----------------------
                                                ------------------------  ----------------------  -----------------------

Basic and Dilutive loss per share                     $           (0.84)        $         (3.01)       $           (3.01)

Shares used in per share calculation                          3,322,500               2,726,154                2,726,154

    The accompanying notes are an integral part of this financial statement.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (DECEMBER 3, 1997)
                           THROUGH SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                 Additional
                                             Common Stock          Paid in            Retained
                                          Class A and Class B      Capital            Earnings             Total
                                          --------------------  ---------------   -----------------  ------------------
BALANCE, DECEMBER 3, 1997                    $              -    $           -       $           -      $            -

Issuance of Class A common stock, 1 share
issued                                                      1              999                   -               1,000
                                          --------------------  ---------------   -----------------  ------------------

BALANCE, DECEMBER 31, 1997                                  1              999                   -               1,000

Net loss accumulated during the
development stage                                           -                -          (8,215,601)         (8,215,601)

Issuance of Class A common stock,
1,107,499 shares issued, and Class B
common stock, 2,215,000 shares issued              13,247,202                -                   -          13,247,202

Issuance of Warrants to purchase
Class B common stock, 2,215,000 Warrants                    -       15,000,000                   -          15,000,000
issued

Equity costs from unconsolidated
affiliate                                                   -                -            (581,250)           (581,250)
                                          --------------------  ---------------   -----------------  ------------------

BALANCE, SEPTEMBER 30, 1998                  $     13,247,203    $  15,000,999       $  (8,796,851)     $   19,451,351
                                          --------------------  ---------------   -----------------  ------------------
                                          --------------------  ---------------   -----------------  ------------------



    The accompanying notes are an integral part of this financial statement.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND FOR THE PERIOD
          FROM INCEPTION (DECEMBER 3, 1997) THROUGH SEPTEMBER 30, 1998

                                                                                                  For the period
                                                                     For the nine months         December 3, 1997
                                                                            ended               (inception) through
                                                                     September 30, 1998         September 30, 1998
                                                                         (Unaudited)                (Unaudited)
                                                                   ------------------------    ----------------------
Cash Flows used for investing activities:
Investment in unconsolidated affiliate                                $        (15,000,000)        $     (15,000,331)

Cash Flows from financing activities:
Proceeds from the issuance of stock                                                      -                     1,000
Proceeds from the issuance of warrants                                          15,000,000                15,000,000
                                                                   ------------------------    ----------------------

Increase in cash and cash equivalents                                                    -                       669

Cash and cash equivalents at beginning of period                                       669                         -
                                                                   ------------------------    ----------------------

Cash and cash equivalents at end of period                            $                669         $             669
                                                                   ------------------------    ----------------------
                                                                   ------------------------    ----------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-cash investing and financing activities:
Equity contributions - non-cash                                       $         13,247,202         $      13,247,202


    The accompanying notes are an integral part of this financial statement.

                        ALADDIN GAMING ENTERPRISES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

      Enterprises has no other business or activities other than its investment in Gaming Holdings which is a development stage company. Gaming Holdings through its subsidiary, Aladdin Gaming, LLC ("Gaming"), plans to develop, construct and operate a new hotel and casino, the Aladdin Hotel and Casino as the centerpiece of an approximately 35 acre world-class resort, casino and entertainment complex in Las Vegas, Nevada. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music"). Aladdin Music intends to construct a second hotel and casino with a music and entertainment theme ("Aladdin Music Project") on the southeast corner of the 35-acre parcel. Aladdin Music is currently seeking a joint venture partner for the Aladdin Music Project.

2.  INCOME TAXES

      Enterprises accounts for income taxes using the liability method as set forth in the Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under the liability method, deferred taxes are provided based on the temporary differences between the financial reporting basis and the tax basis of Enterprises' assets and liabilities.

      There was no income tax expense or benefit recorded for the period from inception (December 3, 1997) through September 30, 1998 as Enterprises is a development stage company and the realization of any deferred tax asset is uncertain.

3.  PRIVATE OFFERING

      On February 26, 1998, Gaming Holdings, Aladdin Capital Corp. ("Capital" together with Gaming Holdings, the "Issuers") and Enterprises consummated a private offering (the "Offering") under Rule 144A of the Securities Act of 1933. The private offering consisted of 221,500 units (the "Units"), each unit consisting of (i) $1,000 principal amount at maturity of 13 1/2% Senior Discount Notes due 2010 (the "Notes") of Gaming Holdings and Capital and (ii) 10 Warrants (the "Warrants") to purchase 10 shares of Class B non-voting Common Stock, no par value, of Enterprises. The Notes and the Warrants became separately transferable on July 23, 1998 and the Warrants became exercisable on July 23, 1998 and will expire on March 1, 2010.

      On August 26, 1998, Gaming Holdings and Capital completed an exchange offer for 100% of the $221.5 million aggregate principal amount of their 13 1/2% Senior Discount Notes due 2010 ("Notes"), pursuant to a registration statement dated July 23, 1998. The Notes were exchanged for notes with substantially the same terms issued in the private placement.

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

4.       LONG-TERM DEBT OF UNCONSOLIDATED AFFILIATE

         On February 26, 1998, Gaming entered into a $410.0 million Credit Agreement ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and the Bank of Nova Scotia as the administrative agent for the lenders. The Credit Agreement consists of three separate term loans. Term A Loan comprises a term loan of $136.0 million and matures seven years after the initial borrowing date. Term B Loan comprises a term loan of $114.0 million and matures eight and one-half years after the initial borrowing date. Term C Loan comprises a term loan of $160.0 million and matures ten years after the borrowing date. The Term B Loan and the Term C Loan were funded by the lenders on February 26, 1998 and the funds are held by Gaming in the cash collateral account for the future development of the Aladdin. The Term B Loan and the Term C Loan proceeds could not be utilized until the proceeds from the Notes were completely exhausted. As of September 30, 1998, 100% of the Notes proceeds, approximately $10.2 million of the Term B loan and $8.7 million of the Term C loan had been utilized to develop and construct the Aladdin. The Term A loan has not been funded.

         Gaming pays interest on the term loans as follows: Term A Loan, LIBOR plus 300 basis points until the Aladdin commences operations, then LIBOR plus an amount between 150 basis points and 275 basis points depending upon Gaming's EBITDA results; Term B Loan, LIBOR plus 200 basis points while the funds are held in the cash collateral account and LIBOR plus 350 basis points once the funds are utilized for the construction of the Aladdin; and Term C Loan, LIBOR plus 200 basis points while the funds are held in the cash collateral account and LIBOR plus 400 basis points once the funds are utilized for the construction of the Aladdin. Gaming has entered into various interest rate swaps to manage interest expense, which is subject to fluctuations due to the variable nature of LIBOR. Gaming has interest rate swap agreements under which it pays a fixed interest rate and receives a variable interst rate. The interest rate swaps effectively convert the LIBOR into fixed rates of interest as follows: (a) until Aladdin commences operation, for the Term A Loan and the Term B Loan LIBOR is fixed at 5.883% and for the Term C Loan LIBOR is fixed at 6.485%; and (b) once the Aladdin has commenced operations, for the Term A Loan and Term B Loan, the maximum LIBOR is 7.00% and the minimum is 5.65%, and for the Term C Loan, the LIBOR has been fixed at 6.485%. The rate swaps for the Term A Loan and Term B Loan are in place until the respective loan maturity date and for the Term C Loan the hedge arrangements are cancelable at the call date of March 2003. No principal repayments are required prior to the opening of the Aladdin.

         Gaming is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, Gaming considers the risk of nonperformance by the counterparties to be minimal because the parties to the swap are predominantely members of Gaming's bank group.

         Under the Credit Agreement, $25 million of the contingency funds is made available to Gaming as a function of the project's percentage of construction complete. However, to enhance the quality of the project, Gaming has committed to changes in the plans and specifications early in the project while the percentage of completion is low. In addition, Gaming revised certain items of the project budget and adjusted the budget accordingly, including an increase to pre-opening costs. Thus, because financial commitments were made when the contingency funds were not yet available to pay for such changes, an out-of-balance of approximately $6.5 million ("Out-of-Balance") was created. While the Out-of-Balance is due to a timing difference that Gaming believes will be resolved over time, the Credit Agreement nonetheless requires that Gaming fund such Out-of-Balance. London Clubs, a 25% owner (through its subsidiary) of Gaming Holdings, and the Sommer Trust are negotiating to post a letter of credit to fund such Out-of-Balance, which would require an amendment to the Credit Agreement. Management believes such amendment will be approved by the Lenders. As the Out-of-Balance is reduced, the amount of the letter of credit would be correspondingly reduced. In addition to amending other technical provisions of the Credit Agreement, the amendment would also revise the net worth requirement to reflect the accounting treatment requiring certain costs to be expensed rather than capitalized. If the Lenders do not approve a letter of credit to fund the Out-of-Balance and the other proposed amendments, or if Gaming, London Clubs and/or the Sommer Trust do not otherwise fund the Out-of-Balance, the Lenders will not disburse funds under the Credit Agreement. Any delay in the disbursement of funds under the Credit Agreement could result in delays to the project, which would materially and adversely impact Gaming and Enterprises.

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

6.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity sections of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130, during the three-month period ended March 31,1998 and has determined that such adoption will not result in comprehensive income different from net income as reported in the accompanying financial statements.

      In September 1997, the FASB issued SFAS no. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes additional standards for segment reporting in financial statements and is effective for fiscal years beginning after December 15, 1997. The Company currently operates as one segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with, and is qualified in its entirety by, the various other reports which have been previously filed with the United States Securities and Exchange Commission ("SEC"), which may be inspected, without charge, at the Public Reference Section of the SEC located at 450 Fifth Street, NW, Washington, D.C. 20549 or at the SEC internet site address, http://www.sec.gov.

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

      Enterprises has no other business or activities other than its investment in Gaming Holdings which is a development stage company. Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred membership interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corp. ("Capital") is a wholly owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of the 13 1/2% Senior Discount Notes ("Notes"). Capital is not expected to have any material operations or assets and will not have any revenues. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC
("Aladdin Music").

      The operations of Enterprises and Gaming Holdings and its subsidiaries, collectively known as the Company, have been primarily limited to the design, development, financing and construction of a new hotel and casino ("Aladdin"). The Aladdin will be the centerpiece of an approximately 35 acre world-class resort, casino and entertainment complex ("Complex") located on the site of the former Aladdin hotel and casino in Las Vegas, Nevada, a premier location at the center of the Las Vegas Boulevard ("Strip"). The Aladdin has been designed to include a luxury themed hotel of approximately 2,600 rooms, an approximately 116,000 square foot casino, an approximately 1,400-seat production showroom and seven restaurants. The casino's main gaming area will contain approximately 2,800 slot machines, 87 table games, keno and a race and sports book facility. Included on a separate level of the casino will be a 15,000 square foot luxurious gaming section that is expected to contain an additional 20 to 30 high denomination table games and approximately 100 high denomination slot machines. The Complex, which has been designed to promote casino traffic and to provide customers with a wide variety of entertainment alternatives, will comprise: (i) the Aladdin; (ii) the themed entertainment shopping mall with approximately 522,000 square feet of retail space ("Desert Passage"); (iii) a second hotel and casino, with a music and entertainment theme ("Aladdin Music Project"); (iv) the newly renovated 7,000-seat Theater of the Performing Arts ("Theater"); and (v) the approximately 4,800-space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project will be separately owned by an affiliate of the Company and Aladdin Music is currently seeking a joint venture partner for the Aladdin Music Project. The grand opening date for the Aladdin and the Mall Project is currently anticipated to occur during the spring of the year 2000, with the opening of the Aladdin Music Project expected to occur within six months after the opening of the Aladdin assuming project financing and a joint venture partner are secured by the end of the first quarter 1999.

RESULTS OF OPERATIONS

      The Company is in the development stage and has no significant operations to date. The Company has capitalized all qualifying construction costs except for a portion of the interest expense incurred during the period. Accordingly, the Company does not have any historical operating income. The capitalized costs consist primarily of land contributed by certain members of Gaming Holdings, design fees, financing and commitment fees, construction costs and interest on qualifying assets. Capitalized costs include approximately $1.7 million related to Aladdin Music for design and architectural fees. The Company's operating expenses primarily have consisted of interest, amortization costs and expenses related to the Notes and pre-opening costs.

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

      Gaming Holdings recorded a net loss of approximately $11.1 million for the three months ended September 30, 1998 and approximately $32.9 million for the nine months ended September 30, 1998. The loss was due to pre-opening costs, interest expense, amortization costs and expenses related to the Notes. The pre-opening costs include approximately $.7 million related to Aladdin Music.

      Enterprises recorded its 25% share of the Gaming Holdings' losses as equity in loss of unconsolidated affiliate and reported a net loss of approximately $2.8 million and $8.2 million for the three months and nine months ended September 30, 1998, respectively.

MATERIAL CHANGES IN FINANCIAL CONDITION

      Through September 30, 1998, approximately $181.5 million had been expended primarily on the development of the Aladdin, of which approximately $74.5 million had been expended on repayment of debt associated with the land contributed to the Company, approximately $53.2 million in construction, furniture, fixtures, and equipment, and capitalized interest, approximately $39.5 million in debt issuance and member equity costs, and approximately $14.3 million in pre-opening costs, net interest expense, and other current assets.

LIQUIDITY AND CAPITAL RESOURCES

      On August 26, 1998, Gaming Holdings and Capital completed an exchange offer for 100% of the $221.5 million aggregate principal amount of their 13 1/2% Senior Discount Notes due 2010 ("Notes"), pursuant to a registration statement dated July 23, 1998. The Notes were exchanged for notes with substantially the same terms issued in a private placement on February 26, 1998. For further details on the Notes, please refer to "Note 3-Private Offering" of the Notes to Consolidated Financial Statements.

      Aladdin Gaming, LLC has a $410.0 million Credit Agreement ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and the Bank of Nova Scotia as the administrative agent for the lenders. The Credit Agreement consists of three separate term loans. Term A Loan comprises a term loan of $136.0 million and matures seven years after the initial borrowing date. Term B Loan comprises a term loan of $114.0 million and matures eight and one-half years after the initial borrowing date. Term C Loan comprises a term loan of $160.0 million and matures ten years after the borrowing date. The Term B Loan and the Term C Loan were funded by the lenders on February 26, 1998 and the funds are held by Gaming in a cash collateral account for the future development of the Aladdin. The Term B Loan and the Term C Loan proceeds could not be utilized until the proceeds from the Notes were completely exhausted. As of September 30, 1998 all of the $115.0 million of the Notes proceeds had been utilized. The proceeds from the Term B Loan and Term C Loan have been funded and the funds placed in a cash collateral account from which the Company withdraws amounts monthly. As of September 30, 1998, approximately $10.2 million of the Term B Loan and approximately $8.7 million of the Term C Loan had been utilized to develop and construct the Aladdin. The Term A loan had not been funded.

      The Company pays interest on the term loans as follows: Term A Loan, LIBOR plus 300 basis points until the Aladdin commences operations, then LIBOR plus an amount between 150 basis points and 275 basis points depending upon the Company's EBITDA results; Term B Loan, LIBOR plus 200 basis points while the funds are held in the cash collateral account and LIBOR plus 350 basis points once the funds are utilized for the construction of the Aladdin; and Term C Loan, LIBOR plus 200 basis points while the funds are held in the cash collateral account and LIBOR plus 400 basis points once the funds are utilized for the construction of the Aladdin. The Company has entered into various interest rate swaps to manage interest expense, which is subject to fluctuations due to the variable nature of LIBOR. The Company has interest rate swap agreements under which it pays a fixed interest rate and receives a variable interest rate. The interest rate swaps effectively convert the LIBOR into fixed rates of interest as follows: (a) until Aladdin commences operation, for the Term A Loan and the Term B Loan LIBOR is fixed at 5.883% and for the Term C Loan LIBOR is fixed at 6.485%; and (b) once the Aladdin has commenced operations, for the Term A Loan and Term B Loan, the maximum LIBOR is 7.00% and the minimum is 5.65%, and for the Term C Loan, the LIBOR has been fixed at 6.485%. The rate swaps for the Term A Loan and Term B Loan are in place until the respective loan maturity date and for the Term C Loan the hedge arrangements are cancelable at the call date of March 2003. No principal repayments are required prior to the opening of the casino.

      The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swap are predominately members of the Company's bank group.

      The Company has operating lease financing of up to $60.0 million and term loan facility of $20.0 million to obtain gaming equipment and other specified equipment. Funding under the FF&E financing is available beginning six months prior to the construction completion date of the Aladdin. Repayment of principal and interest is due in quarterly installments upon the construction completion date of the Aladdin. The term of the operating lease financing is 36 months (with the Company having two, one year options to renew) and the term of the loan facility is five years. The interest rate from the funding date until the construction of the Aladdin is completed is either the 30-day LIBOR plus 478 basis points or the Prime Rate (as defined) plus 275 basis points. After the construction completion date, the interest rate shall be the 90-day LIBOR plus 478 basis points.

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

      London Clubs, Holdings and Bazaar Holdings have entered into the Keep-Well Agreement for the benefit of the lenders under the Bank Credit Facility. Pursuant to the Keep-Well Agreement, London Clubs, Holdings and Bazaar Holdings have agreed to contribute funds to the Company to ensure the Company's compliance with certain financial ratios and other requirements under the Bank Credit Facility for the period up to the earlier of the date on which the Company complies with all the financial covenants set forth in the Bank Credit Facility for six consecutive quarterly periods from and after the Conversion Date or the date on which the aggregate outstanding principal amounts of the Bank Credit Facility are reduced below certain amounts and prior to certain dates, subject to certain conditions.

      In connection with the development of the Mall Project, Aladdin Bazaar, LLC, will only reimburse the Company approximately $14.2 million for the construction of certain areas shared by the Aladdin and the Mall Project and the facade to the Aladdin. Additionally, Aladdin Bazaar, LLC is obligated to spend no more than $36.0 million for the Carpark. Therefore, any cost overruns associated with these items will be borne by the Company. In addition, the Company is obligated to pay to Aladdin Bazaar, LLC (i) a $3.2 million fee per year for a term of 99 years, which is adjusted annually pursuant to a consumer price index-based formula, for usage of the Carpark and (ii) the Company's proportionate share of the operating costs associated therewith.

      The funds provided by the Notes, Credit Agreement and owner contributions (collectively, "Funding Transactions") are expected to be sufficient to develop, complete and commence operations of the Aladdin, assuming no delays or construction cost overruns, which (i) are not covered by the $31.8 million contingency or (ii) Fluor Corporation and/or its subsidiary Fluor Daniel are not responsible for pursuant to the Fluor Guaranty and the Design/Build Contract, respectively. As of September 30, 1998, the Company has utilized approximately $5.3 million of the contingency. Subject to the discussion below regarding the Credit Agreement, it is not expected that additional external funding will need to be obtained in order to develop and commence the operations of the Aladdin. However, there can be no assurance that such funds will be sufficient for the development, construction and commencement of the Aladdin.

      Following the commencement of operations of the Aladdin, the Company expects to fund its operating, debt service and capital needs, as currently contemplated, with $15.0 million of working capital from the funding transactions and operating cash flows. In addition, upon the opening of the Aladdin, the Company is expected to have an aggregate of $10.0 million available under a working capital facility. Although no additional financing is contemplated, the Company will seek, if necessary and to the extent permitted under the Notes Indenture and the terms of the Bank Credit Facility, additional financing through additional bank borrowings or debt or equity financings. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. There can also be no assurance that estimates by the Company of its reasonably anticipated liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

RECENT DEVELOPMENTS

      On November 11, 1998, Gaming and Fluor Daniel, Inc. ("Fluor") entered into a letter of understanding ("Letter") whereby the parties agreed to negotiate the definitive terms of an amendment to the Design/Build Contract ("Contract") (which Contract is subject to price adjustments if the plans and specifications are changed) for the construction of the Aladdin. The Letter provides that such amendment would (i) convert the Contract from a $267 million guaranteed maximum price contract to a $265.29 million substantially lump sum price contract; (ii) increase Fluor's responsibilities for the project's scope within the lump sum amount and eliminate existing delay claims, estimated to be approximately $11 million in total; (iii) reaffirm the April 27, 2000 project completion date; (iv) permit Fluor to retain the previously paid $2 million advance bonus; (v) increase from 60% to 100% the amount of the Contract savings to which Fluor would be entitled; (vi) reduce from $9 million to $3 million the maximum amount Fluor would pay as liquidated damages for late completion (due to delays caused by Fluor); and
(vii) amend other technical provisions/matters of the Contract and the project. Any amendment to the Contract requires the approval of Gaming's Lenders under the Bank Credit Facility, which approval has not yet been obtained. While the parties have agreed to negotiate definitive terms of the Contract amendment as expeditiously as possible, there can be no assurance that: (i) Gaming and Fluor will enter into a definitive Contract amendment;
(ii) the definitive Contract amendment will not differ materially from the Letter; and (iii) Gaming's Lenders will approve the definitive Contract amendment. While Management believes that the changes to the Contract contemplated by the Letter will increase the likelihood that the project will be completed on time and within the budget, in the event a definitive Contract amendment is not reached or, if reached, differs materially from the Letter, Management believes that the project could still be completed on time and within the budget.

      Under the Credit Agreement, $25 million of the contingency funds is made available to the Company as a function of the project's percentage of construction complete. However, to enhance the quality of the project, the Company has committed to changes in the plans and specifications early in the project while the percentage of completion is low. In addition, the Company revised certain items of the project budget and adjusted the budget accordingly, including an increase to pre-opening costs. Thus, because financial commitments were made when the contingency funds were not yet available to pay for such changes, an out-of-balance of approximately $6.5 million ("Out-of-Balance") was created. While the Out-of-Balance is due to a timing difference that the Company believes will be resolved over time, the Credit Agreement nonetheless requires that Gaming fund such Out-of-Balance. London Clubs and the Sommer Trust are negotiating to post a letter of credit to fund such Out-of-Balance, which would require an amendment to the Credit Agreement. Management believes such amendment will be approved by the Lenders. As the Out-of-Balance is reduced, the amount of the letter of credit would be correspondingly reduced. In addition to amending other technical provisions of the Credit Agreement, the amendment would also revise the net worth requirement to reflect the accounting treatment requiring certain costs to be expensed rather than capitalized. Management believes that the Out-of-Balance is a short-term timing issue and that as the percentage of construction complete is increased, the available contingency funds will exceed the amount of funds needed, thereby assuring that the project in total has sufficient funds for its completion. However, there can be no assurances that the Out-of-Balance will be reduced, that it will not increase as the project continues, or that there will be sufficient funds to complete the project. If the Lenders do not approve a letter of credit to fund the Out-of-Balance and the other proposed amendments, or if Gaming, London Clubs and/or the Sommer Trust do not otherwise fund the Out-of-Balance, the Lenders will not disburse funds under the Credit Agreement. Any delay in the disbursement of funds under the Credit Agreement could result in delays to the project, which would materially and adversely impact the Company. While Management believes such amendments will be approved and the Out-of-Balance will be funded and there will be no delays for the Project due to the Out-of-Balance, there can be no assurances.

      The amendments to the Credit Agreement discussed above are also required for the Company's operating lease financing and equipment term loan. While Management believes such amendment will be approved by this lender, there can be no assurances.

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

START-UP ACTIVITIES

      In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"). The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and require that the costs associated with start-up activities (including pre-opening costs of casinos) be expensed as incurred. SOP 98-5 permits early adoption in fiscal years for which annual financial statements have not yet been issued.

      Effective January 1, 1998 the Company has adopted the provisions of SOP 98-5.

CERTAIN FORWARD LOOKING STATEMENTS

      Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include those relating to the Design/Build Contract, the Credit Agreement and other agreements, plans for future operations, construction and development, other business development activities, capital spending, financing sources, the effect of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to whether various parties can reach agreement on amendments to and concerning the Design/Build Contract, the Credit Agreement and other agreements, development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) or the administration of such laws, and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of September 30, 1998, the Company did not hold any investments in market risk sensitive instruments.

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      Not Applicable

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

ITEM 5.     OTHER INFORMATION

      Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            27     Financial Data Schedule.

      (b) Reports on Form 8-K The Company filed a Form 8-K with the Securities and Exchange Commission on or about September 17, 1998, disclosing that Aladdin Gaming Holdings, LLC had not yet concluded negotiations on a joint venture with Planet Hollywood International, Inc. and that Aladdin Gaming Holdings, LLC intends to pursue additional prospective joint venture partners for the development, construction and opening of a proposed hotel and casino with a music and entertainment theme.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                   ALADDIN GAMING ENTERPRISES, INC.



November 16, 1998                  By:    /s/  Ronald Dictrow
                                          --------------------------------------
                                          Ronald Dictrow, Secretary


November 16, 1998                  By:    /s/  Cornelius T. Klerk
                                          --------------------------------------
                                          Cornelius T. Klerk, Chief Accounting
                                          Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT
NO.          DESCRIPTION
-------      -----------
  27         Financial Data Schedule
