Form 10-Q
period 1999-03-31
ALADDIN GAMING ENTERPRISES INC
filed 1999-05-13
CIK 1059128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:              March 31, 1999
                                    -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:                  to

                                    ------------------   --------------------

Commission file number:     333-49715
                       --------------------


                        ALADDIN GAMING ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                                  88-0379695
-----------------------------------       ------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation  or organization)

  831 Pilot Road, Las Vegas, Nevada                             89119
----------------------------------------                     ------------
(Address of principal executive offices)                      (Zip Code)

                                 (702) 736-7114
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
               ----------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             YES     X         NO
                                                 ---------        ---------

Indicate the number of shares outstanding of the issuer's classes of common stock, as of March 31, 1999.

Class A Common Stock, no par value,
   2,000,000 shares authorized                             1,107,500 issued
Class B Common Stock, no par value,
Non-voting, 8,000,000 shares authorized                    2,215,000 issued

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                                                                                      PAGE NO.
                                                                                    ------------
PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Balance Sheets
                March 31, 1999 and December 31, 1998................................     1

              Statement of Operations
                For the three months ended March 31, 1999 and 1998 and for the
                period from inception (December 3, 1997) through March 31, 1999.....     2

              Statement of Stockholders' Equity
                For the period from inception (December 3, 1997) through March 31,
                1999................................................................     3

              Statement of Cash Flows
                For the three months ended March 31, 1999 and 1998 and for the
                period from inception (December 3, 1997) through March 31, 1999.....     4

              Notes to the Consolidated Financial Statements........................     5-6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations...............................................     7-11

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk............     11

PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings.....................................................     12

   Item 2.    Changes in Securities and Use of Proceeds.............................     12

   Item 3.    Defaults upon Senior Securities.......................................     12

   Item 4.    Submission of Matters to a Vote of Security Holders...................     12

   Item 5.    Other Information.....................................................     12

   Item 6.    Exhibits and Reports on Form 8-K......................................     12

Signatures      ....................................................................     13

Exhibit Index   ....................................................................     14

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                March 31, 1999   December 31, 1998
                                                                --------------   -----------------
                                                                  (unaudited)
                             ASSETS
Cash                                                               $       1        $       1
Investment in unconsolidated affiliate                                15,080           17,049
                                                                   ---------        ---------
                                                                      15,081           17,050
                                                                   ---------        ---------
                                                                   ---------        ---------

                LIABILITIES AND MEMBERS' EQUITY

Payable to related party                                           $       4        $       3

Common Stock:

Class A, no par value, 2,000,000 shares authorized,
1,107,500 shares issued and outstanding as of March 31,
1999 and December 31, 1998.
Class B, no par value and non-voting 8,000,000 shares
authorized, 2,215,000 shares issued and outstanding,
and 2,215,000 shares reserved pursuant to the warrant
agreement as of March 31, 1999 and December 31, 1998.                 13,247           13,247

Additional paid-in capital                                            14,420           14,420

Deficit accumulated during the development stage                    (12,590)         (10,620)
                                                                   ---------        ---------
                                                                      15,081           17,050
                                                                   ---------        ---------
                                                                   ---------        ---------

  The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                               AND FOR THE PERIOD
            FROM INCEPTION (DECEMBER 3, 1997) THROUGH MARCH 31, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                For the period
                                                                                                December 3, 1997
                                                      For the three        For the three          (inception)
                                                      months ended          months ended            through
                                                     March 31, 1999        March 31, 1998        March 31, 1999
                                                       (unaudited)          (unaudited)           (unaudited)
                                                     ----------------     -----------------    -----------------
Other (income) expenses                                $        1            $        0         $        4

Equity in loss of unconsolidated affiliate                  1,969                 3,430             12,586

Income tax expense                                              -                     -                  -
                                                       ----------            ----------         ----------

Net loss accumulated during the development stage      $    1,970            $    3,430         $   12,590
                                                       ----------            ----------         ----------
                                                       ----------            ----------         ----------

Basic and dilutive loss per share                      $    (0.59)           $    (2.27)        $    (4.51)

Shares used in per share calculation                    3,322,500             1,513,584          2,792,826


The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (DECEMBER 3, 1997)
                             THROUGH MARCH 31, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                            Common
                                             Stock         Additional
                                            Class A          Paid-in        Retained
                                          and Class B        Capital        Earnings         Total
                                          ------------     ------------    -----------     -----------
BALANCE, DECEMBER 3, 1997                     $     -          $     -      $       -        $      -

Issuance of Class A common stock,
1 share issued                                      -                1              -               1
                                              -------          -------      --------         --------

BALANCE, DECEMBER 31, 1997                          -                1              -               1

Net loss for the period                             -                -       (10,620)         (10,620)

Issuance of Class A common stock,
   1,107,499 shares issued, and
   Class B common stock, 2,215,000
   shares issued                               13,247                -              -          13,247

Issuance of Warrants to purchase
   Class B common stock, 2,215,000
   Warrants issued                                  -           15,000              -          15,000

Equity costs from unconsolidated
   affiliate                                        -            (581)              -            (581)
                                              -------          -------      --------         --------

BALANCE, DECEMBER 31, 1998                     13,247           14,420       (10,620)          17,047

Net loss for the period                             -                -        (1,970)          (1,970)
                                              -------          -------      --------         --------
BALANCE, MARCH 31, 1999                       $13,247          $14,420      $(12,590)        $ 15,077
                                              -------          -------      --------         --------
                                              -------          -------      --------         --------

  The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOW
      FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 AND FOR THE PERIOD
            FROM INCEPTION (DECEMBER 3, 1997) THROUGH MARCH 31, 1999
                                 (IN THOUSANDS)

                                                                                                     For the period
                                                                                                    December 3, 1997
                                                   For the three            For the three              (inception)
                                                   months ended             months ended            through March 31,
                                                   March 31, 1999           March 31, 1998                1999
                                                    (unaudited)              (unaudited)               (unaudited)
                                                 -------------------    ----------------------    --------------------
Cash flows used for investing activities:
Investment in unconsolidated affiliate                     -                  (15,000)                (15,000)

Cash flows from financing activities:
Proceeds from the issuance of stock                        -                        -                       1
Proceeds from the issuance of warrants                     -                   15,000                  15,000
                                                      ------                  -------                 -------
Increase in cash and cash equivalents                      -                        -                       1

Cash and cash equivalents at beginning of
period                                                     1                        1                       -
                                                      ------                  -------                 -------
Cash and cash equivalents at end of period            $    1                  $     1                 $     1
                                                      ------                  -------                 -------
                                                      ------                  -------                 -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-cash investing and financing activities:
Equity contributions - non-cash                            -                  $13,247                 $13,247


    The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.   ORGANIZATION AND BUSINESS

     Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Enterprises"), was established on December 3, 1997. Enterprises holds a 25% interest in Aladdin Gaming Holdings, LLC ("Gaming Holdings") and is wholly owned by Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises"). Aladdin Holdings, LLC, a Delaware limited liability company ("Holdings"), holds a majority interest in Sommer Enterprises. The members of Holdings are the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust") which holds a 95% interest in Holdings, and GW Vegas, LLC, a Nevada limited liability company ("GW"), a wholly owned subsidiary of Trust Company of the West ("TCW"), which holds a 5% interest in Holdings.

     Enterprises' interest in Gaming Holdings has been accounted for under the equity method.

     Enterprises has no other business or activities other than its investment in Gaming Holdings which is a development stage company. Gaming Holdings, through its wholly-owned subsidiary, Aladdin Gaming, LLC ("Gaming"), is developing, constructing and will operate a new hotel and casino, the Aladdin Hotel and Casino as the centerpiece of an approximately 35-acre resort, casino and entertainment complex in Las Vegas, Nevada. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music"). Aladdin Music plans to construct a second hotel and casino with a music and entertainment theme ("Aladdin Music Project") on the southeast corner of the 35-acre parcel. Aladdin Music is currently seeking a joint venture partner and financing for the Aladdin Music Project.

     This information should be read in conjunction with the financial statements set forth in Enterprises' Annual Report on Form 10-K for the year ended December 31, 1998 and the Form 8-K, dated April 27, 1999.

     Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Enterprises' annual financial statements except as modified for interim accounting policies. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

     Certain prior period amounts have been reclassified to conform with the current period's presentation.

2.   AMENDMENTS TO THE CREDIT AGREEMENT

     On April 2, 1999, pursuant to the Bank Completion Guaranty, London Clubs International, plc ("London Clubs") funded approximately $18.5 million in order to bring the Main Project Budget "In Balance" (as defined in the Credit Agreement) and the Lenders under the Credit Agreement funded Gaming's March 1999 funding draw ("March Draw") under the Credit Agreement. Upon receipt of the

March Draw on April 2, 1999, Gaming immediately paid the outstanding March 1999 payment to the Design/Builder.

     On April 16, 1999, the Lenders under the Credit Agreement approved, effective as of March 10, 1999, the Second Amendment to the Credit Agreement, which cured or waived the events of default discussed in Enterprises' Form 10-K for the year ended December 31, 1998. Specifically, the Second Amendment to the Credit Agreement provides: (i) the indebtedness incurred in connection with the Aladdin Music Project has been paid by or on behalf of Aladdin Music and this event of default has now been waived by the Lenders; (ii) a capital contribution in the amount of approximately $18.5 million has been made to bring the Main Project Budget "In Balance;" (iii) the approximately $6.5 million of letters of credit, which had been previously posted by London Clubs and the Sommer Trust to fund a prior increase in the Main Project Budget (and resulting imbalance), have been drawn and the proceeds deposited in Gaming's guaranty deposit account;
(iv) amending certain definitions of the Credit Agreement, including, "Available Funds," "Indebtedness," and "Realized Savings;" (v) any costs in excess of $36 million for completing the carpark associated with the project will be funded by the Sommer Trust and London Clubs; (vi) requiring that Gaming maintain a minimum "Net Worth" at the close of each calendar month, until the end of the fiscal quarter during which the project opens (and then reverting to the Credit Agreement's requirement to maintain the minimum Net Worth on a fiscal quarterly basis thereafter), of not less than $100 million plus 85% of positive Net Income (as defined in the Credit Agreement); and (vii) other technical amendments to the Credit Agreement.

3.   INCOME TAXES

     Enterprises accounts for income taxes using the liability method as set forth in the Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under the liability method, deferred taxes are provided based on the temporary differences between the financial reporting basis and the tax basis of Enterprises' assets and liabilities.

     There was no income tax expense or benefit recorded for the period from inception (December 3, 1997) through March 31, 1999 as Enterprises is a development stage company and the realization of any deferred tax asset is uncertain.

4.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which becomes effective in the Year 2000, but may be adopted earlier, requires that entities record all derivatives as assets or liabilities measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 amends or supercedes several current accounting statements. Enterprises is in the process of analyzing SFAS No. 133 and the impact on its consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the various other reports which have been previously filed with the United States Securities and Exchange Commission ("SEC"), which may be inspected, without charge, at the Public Reference Section of the SEC located at 450 Fifth Street, N.W., Washington, D.C. 20549 or the SEC internet site address: http://www.sec.gov.

DEVELOPMENT ACTIVITIES

     Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Enterprises"), was established on December 3, 1997. Enterprises holds a 25% interest in Aladdin Gaming Holdings, LLC ("Gaming Holdings") and is wholly owned by Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises"). Aladdin Holdings, LLC, a Delaware limited liability company ("Holdings") holds a majority interest in Sommer Enterprises. The members of Holdings are the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust") which holds a 95% interest in Holdings, and GW Vegas, LLC, a Nevada limited liability company ("GW"), a wholly-owned subsidiary of Trust Company of the West ("TCW"), which holds a 5% interest in Holdings.

     Enterprises has no business or activities other than its investment in Gaming Holdings which is a development stage company. Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred membership interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corp. ("Capital") is a wholly-owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of the 13 1/2% Senior Discount Notes ("Notes"). Capital is not expected to have any material operations or assets and will not have any revenues. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music").

     The operations of Gaming Holdings and its subsidiaries have been limited to the design, development, financing and construction of a new Aladdin Hotel and Casino ("Aladdin"). The Aladdin will be the centerpiece of an approximately 35-acre world-class resort, casino and entertainment complex ("Complex") located on the site of the former Aladdin hotel and casino in Las Vegas, Nevada, a premier location on Las Vegas Boulevard. The Aladdin has been designed to include a luxury themed hotel of approximately 2,600 rooms ("Hotel"), an approximately 116,000 square foot casino ("Casino"), an approximately 1,400-seat production showroom and six restaurants. The Casino's main gaming area will contain approximately 2,800 slot machines, 87 table games, keno and a race and sports book facility. Included on a separate level of the Casino will be a 15,000 square foot luxurious gaming section ("The London Club") that is expected to contain an additional 20 to 30 high denomination table games and approximately 100 high denomination slot machines. The Complex, which has been designed to promote casino traffic and to provide customers with a wide variety of entertainment alternatives, will comprise: (i) the Aladdin; (ii) the themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) a planned second hotel and casino with a music and entertainment theme ("Aladdin Music Project"); (iv) the newly renovated 7,000-seat Theater of the Performing Arts ("Theater"); and (v) the approximately 4,800-space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of the Gaming Holdings and Aladdin Music is currently seeking a joint venture partner and financing for the Aladdin Music Project. Gaming Holdings believes that the completion of the Aladdin will occur during the second quarter of the year 2000.

RESULTS OF OPERATIONS

     Enterprises has no business or activities or material assets other than its investment in Gaming Holdings, which is a development stage company.

     Gaming Holdings has capitalized all qualifying construction costs. Accordingly, Gaming Holdings does not have any historical operating income. The capitalized costs consist primarily of land contributed by certain members of Gaming Holdings, design fees, financing and commitment fees, construction costs and interest on qualifying assets. Capitalized costs include approximately $2.3 million related to the Aladdin Music Project for necessary predevelopment costs and expenses of the Aladdin Music Project. Gaming Holdings' operating expenses primarily have consisted of interest, amortization costs and expenses related to the Notes and pre-opening costs.

     Gaming Holdings anticipates that its results of operations from inception to the opening of the Aladdin will be adversely affected by the expensing of pre-opening costs and interest not qualifying for capitalization and should not be indicative of future operations. Accordingly, historical results will not be indicative of future operating results. Future operating results of Gaming Holdings are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond Gaming Holdings' control. While Gaming Holdings believes that the Aladdin will be able to attract a sufficient number of patrons and achieve the level of activity necessary to permit Gaming Holdings to meet its debt payment obligations, including the Notes and other indebtedness, and its other obligations, there can be no assurance with respect thereto.

     Because Enterprises' only material asset is its 25% interest in Gaming Holdings, Enterprises records 25% of Gaming Holdings' losses as equity in loss of unconsolidated affiliate.

     Enterprises recorded a net loss of approximately $2.0 million for the three months ended March 31, 1999 as compared to approximately $3.4 million for the three month period ended March 31, 1998. Enterprises' cumulative loss for the period of inception (December 3, 1997) to March 31, 1999 was approximately $12.6 million. Gaming Holdings' losses were due to the pre-opening costs, interest expense, amortization costs and expenses related to the Notes. The pre-opening costs include approximately $.5 million related to the Aladdin Music Project.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Through March 31, 1999, Gaming Holdings has expended approximately $241.0 million primarily on the development of the Aladdin, of which approximately $74.5 million had been expended on repayment of debt associated with the land contribution to Gaming Holdings, approximately $105.5 million in construction, furniture, fixtures and equipment, and capitalized interest, approximately $39.5 million in debt issuance and member equity costs, and approximately $21.5 million in pre-opening costs, net interest expense, and other current assets.

LIQUIDITY AND CAPITAL RESOURCES

     On February 26, 1998, Gaming Holdings and Capital issued $221.5 million aggregate principal amount of their 13 1/2% Senior Discount Notes due 2010 ("Notes"). The proceeds to Gaming Holdings from the Notes were approximately $115.0 million. For further details on the Notes, including the covenants, restrictions and limitations on Gaming Holdings pursuant to the Note Indenture, see Exhibit 10.1 to Enterprises' Form 10-K for the year ended December 31, 1998.

     Gaming has a $410 million Credit Agreement ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and the Bank of Nova Scotia as the administrative agent for the lenders (collectively, "Lenders"). The Credit Agreement consists of three separate term loans. Term A Loan comprises a term loan of $136 million and matures seven years after the initial borrowing date. Term B Loan comprises a term loan of $114 million and matures eight and one-half years after the initial borrowing date. Term C Loan comprises a term loan of $160 million and matures ten years after the initial borrowing date. As of March 31, 1999, approximately $69.4 million of the Term B Loan proceeds, plus accrued interest, and approximately $115.4 million of the Term C Loan proceeds, plus accrued interest, is available. The Term A Loan has not been funded. For further details on the Bank Credit Facility, including the covenants, restrictions and limitations on Gaming pursuant to the Bank Credit Facility, see Exhibit 10.12 to Enterprises' Form 10-K for the year ended December 31, 1998 and Exhibit 10.01 to Enterprises' Form 8-K, dated April 27, 1999.

     Gaming has operating lease financing of up to $60 million and a term loan facility of $20 million to obtain gaming equipment and other specified equipment (collectively, "FF&E Financing"). For further details on the operating lease financing and term loan facility, including the covenants, restrictions and limitations on Gaming pursuant to the FF&E Financing, see Exhibit 10.40 to Enterprises' Form 10-K for the year ended December 31, 1998.

     Upon the later of (a) the transfer of the real property under the Mall Project by Gaming to Aladdin Bazaar, LLC ("Aladdin Bazaar") or (b) the commencement of Aladdin's operations, Aladdin Bazaar will execute a promissory note of approximately $16.7 million to Gaming. Principal and interest on the note is payable by Aladdin Bazaar to Gaming in the amount of $2 million per year. The required payments are subordinate to various restrictions under the Aladdin Bazaar operating agreement. Due to the restrictions upon the payments, there can be no assurance that Gaming will receive any payments under this note.

     London Clubs International, plc ("London Clubs"), the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by the Sommer Trust, have entered into a completion guaranty ("Bank Completion Guaranty") for the benefit of the Lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. The holders of the Notes are not a party to the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty.

     On April 5, 1999, effective as of March 10, 1999, the Sommer Trust, London Clubs, Bazaar Holdings and The Bank of Nova Scotia, as administrative agent for the Lenders, entered into the First Amendment to the Completion Guaranty, which requires the Sommer Trust, London Clubs and Bazaar Holdings to guarantee Gaming's minimum net worth as required by the amended Credit Agreement. Gaming Holdings estimates, and has advised the Sommer Trust, London Clubs and Bazaar Holdings, that additional capital contributions of approximately $33 million will be required to maintain such minimum net worth prior to the opening of the Aladdin.

     In connection with the development of the Mall Project, Aladdin Bazaar will reimburse Gaming Holdings approximately $14.2 million for the construction of certain areas shared by the Aladdin and the Mall Project and the facade to the Aladdin. Additionally, Aladdin Bazaar is obligated to spend no more than $36 million for the Carpark. Therefore, any cost overruns associated with these items will be borne by Gaming Holdings. In addition, Gaming Holdings is obligated to pay to Aladdin Bazaar:

(i) a $3.2 million fee per year for a term of 99 years, which is adjusted annually pursuant to a consumer price index-based formula, for usage of the Carpark; and (ii) the Gaming Holdings' proportionate share of the operating costs associated with the Carpark and other common areas.

     It is anticipated that Aladdin Music will carry out an approximately $8 million renovation to the Theater. However, because Gaming has an obligation to have the Theater renovated and operational by the opening of the Aladdin, to the extent a joint venture partner and financing have not been secured for the Aladdin Music Project in time to meet this obligation, Gaming will be required to renovate the Theater. Under the Credit Agreement, $8 million has been designated for the Theater renovation.

     Gaming Holdings believes that the funds provided by the Notes, Bank Credit Facility, FF&E Financing, London Clubs' equity contribution and contributions pursuant to the Bank Completion Guaranty (collectively, "Funding Transactions") will be sufficient to develop, complete and commence operations of the Aladdin, assuming no further delays or additional construction cost overruns, which: (i) are not covered by the $31.8 million contingency funds, of which amount $6.8 million is provided for under the Design/Build Contract and $25 million is provided for under the Credit Agreement; or (ii) Fluor Corporation and/or its subsidiary Fluor Daniel, Inc. are not responsible for pursuant to the Fluor Guaranty and the Design/Build Contract, respectively. As of March 31, 1999, Gaming Holdings has utilized approximately $10.1 million of the $31.8 million. However, there can be no assurance that the Funding Transactions will be sufficient for the development, construction and commencement of the Aladdin.

     Following the commencement of operations of the Aladdin, Gaming Holdings expects to fund its operating, debt service and capital needs, as currently contemplated, with $15 million of working capital from the Funding Transactions and operating cash flows. Although no additional financing is contemplated, Gaming Holdings will seek, if necessary and to the extent permitted under the Notes Indenture and the terms of the Bank Credit Facility and the FF&E Financing, additional financing through additional bank borrowings or debt or equity financings. There can be no assurance that additional financing, if needed, will be available to Gaming Holdings, or that, if available, the financing will be on terms favorable to Gaming Holdings. There can also be no assurance that estimates by Gaming Holdings of its reasonably anticipated liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

CERTAIN FORWARD LOOKING STATEMENTS

     Certain information included in this Form 10-Q and other materials filed or to be filed by Enterprises with the SEC (as well as information included in oral statements or other written statements made, or to be made, by Enterprises) contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitation, those relating to plans for future operations, current construction and development activities (including completion dates and budgets), other business development activities, capital spending, financing sources, the effect of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, Enterprises. These risks and uncertainties include, but are not limited to, those relating to the current development and construction activities and costs and timing thereof, the sources and extent of financing for the project, dependence on existing management, leverage and debt service
(including sensitivity to fluctuations in interest rates), domestic or international economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 1999, there have been no material changes in the information which Enterprises reported in its Form 10-K for the year ended December 31, 1999, regarding its market risk.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.01 Amendment No. 2 to the Employment Agreement between Aladdin
                    Gaming, LLC, Aladdin Gaming Holdings, LLC and James H. McKennon, dated January 27, 1999.

              10.02 Amendment No. 2 to the Employment Agreement between Aladdin
                    Gaming, LLC, Aladdin Gaming Holdings, LLC and Cornelius T. Klerk, dated January 27, 1999.

              10.03 Amendment No. 2 to the Employment Agreement between Aladdin
                    Gaming, LLC, Aladdin Gaming Holdings, LLC and Jose A. Rueda, dated January 27, 1999.

              10.04 Amendment No. 2 to the Employment Agreement between Aladdin
                    Gaming, LLC, Aladdin Gaming Holdings, LLC and Lee Galati, dated January 27, 1999.

              27.01 Financial Data Schedule.

         (b) Reports on Form 8-K

     On April 28, 1999, Enterprises filed a Form 8-K, dated April 27, 1999, with the United States Securities and Exchange Commission. The Form 8-K reported on certain amendments to Aladdin Gaming, LLC's credit agreement and attached revised financial statements for Aladdin Gaming Enterprises, Inc. and Aladdin Gaming Holdings, LLC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ALADDIN GAMING ENTERPRISES, INC.

May 13, 1999                      By:   /s/ RONALD DICTROW
                                        ----------------------------------------
                                        Ronald Dictrow, Secretary


May 13, 1999                      By:   /s/ CORNELIUS T. KLERK
                                        ----------------------------------------
                                        Cornelius T. Klerk,
                                        Treasurer

                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION                                         PAGE NO.
10.01         Amendment No. 2 to the Employment Agreement between
              Aladdin Gaming, LLC, Aladdin Gaming Holdings, LLC
              and James H. McKennon, dated January 27, 1999.

10.02         Amendment No. 2 to the Employment Agreement between
              Aladdin Gaming, LLC, Aladdin Gaming Holdings, LLC and
              Cornelius T. Klerk, dated January 27, 1999

10.03         Amendment No. 2 to the Employment Agreement between
              Aladdin Gaming, LLC, Aladdin Gaming Holdings, LLC and
              Jose A. Rueda, dated January 27, 1999

10.04         Amendment No. 2 to the Employment Agreement between
              Aladdin Gaming, LLC, Aladdin Gaming Holdings, LLC and
              Lee Galati, dated January 27, 1999

27.01         Financial Data Schedule