Form 10-Q
period 1999-06-30
ALADDIN GAMING ENTERPRISES INC
filed 1999-08-16
CIK 1059128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:                June 30, 1999
                                            ------------------------------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from:                   to
                                             -------------    ------------------

Commission file number:                 333-49715
                                      ------------------------------------------

                        ALADDIN GAMING ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                         88-0379695
----------------------------------     -----------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

831 Pilot Road, Las Vegas, Nevada                         89119
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
                                     YES          X      NO
                                               ---------          -------

Indicate the number of shares outstanding of the issuer's classes of common stock, as of June 30, 1999.

Class A Common Stock, no par value, 2,000,000 shares authorized                           1,107,500 issued
Class B Common Stock, no par value, Non-voting, 8,000,000 shares authorized               2,215,000 issued


                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX


                                                                                            PAGE NO.
                                                                                           ---------
PART I              FINANCIAL INFORMATION

   Item 1.          Financial Statements

                    Balance Sheets
                      June 30, 1999 and December 31, 1998..................................     1

                    Statement of Operations
                      For the three and six months ended June 30, 1999 and 1998 and for
                      the period from inception (December 3, 1997) through June 30, 1999...     2

                    Statement of Stockholders' Equity
                      For the period from inception (December 3, 1997) through June 30,
                      1999.................................................................     3

                    Statement of Cash Flows
                      For the six months ended June 30, 1999 and 1998 and for the
                      period from inception (December 3, 1997) through June 30, 1999.......     4

                    Notes to the Consolidated Financial Statements.........................    5-6

   Item 2.          Management's Discussion and Analysis of Financial Condition and
                      Results of Operations................................................   7-12

   Item 3.          Quantitative and Qualitative Disclosures About Market Risk.............    13

PART II             OTHER INFORMATION

   Item 6.          Exhibits and Reports on Form 8-K.......................................    14

Signatures          .......................................................................    15

Exhibit Index       .......................................................................    16


PART I...FINANCIAL INFORMATION

ITEM 1............FINANCIAL STATEMENTS

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                          June 30, 1999           December 31, 1998
                                                                      ----------------------    ----------------------
                                                                           (unaudited)
                             ASSETS
Cash                                                                              $       1                 $       1

Investment in unconsolidated affiliate                                               13,201                    17,049
                                                                      ----------------------    ----------------------
                                                                                     13,202                    17,050
                                                                      ======================    ======================

                LIABILITIES AND MEMBERS' EQUITY

Payable to related party                                                          $       4                 $       3

Common Stock:

Class A, no par value, 2,000,000 shares authorized, 1,107,500 shares issued and outstanding as of June 30, 1999 and December 31, 1998.
Class B, no par value and non-voting 8,000,000 shares authorized, 2,215,000 shares issued and outstanding, and 2,215,000 shares reserved pursuant to the warrant agreement as of June 30, 1999 and December 31, 1998.
                                                                                     13,247                    13,247

Additional paid-in capital                                                           14,420                    14,420

Deficit accumulated during the development stage                                   (14,469)                  (10,620)
                                                                      ----------------------    ----------------------
                                                                                     13,202                    17,050
                                                                      ======================    ======================


   The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                               AND FOR THE PERIOD
             FROM INCEPTION (DECEMBER 3, 1997) THROUGH JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                                   For the period
                                                                                                                 December 3, 1997
                                 For the three       For the three          For the six         For the six           (inception)
                                  months ended        months ended         months ended        months ended               through
                                 June 30, 1999       June 30, 1998        June 30, 1999       June 30, 1998         June 30, 1999
                                   (unaudited)         (unaudited)          (unaudited)         (unaudited)           (unaudited)
                             ------------------    ----------------    -----------------    ----------------    ------------------
Other (income) expense                $     -               $     1             $    1                $    1               $     5

Equity in loss of
unconsolidated affiliate                1,879                 1,993              3,848                 5,423                14,464

Income tax expense                          -                     -                  -                     -                     -

                             ------------------    ----------------    -----------------    ----------------    ------------------
Net loss accumulated
during the development
stage                                   1,879                 1,994              3,849                 5,424                14,469
                             ------------------    ----------------    -----------------    ----------------    ------------------

Basic and dilutive loss
per share                               $(.57)                $(.60)            $(1.16)               $(2.24)               $(5.03)

Shares used in per share
calculation                         3,322,500             3,322,500          3,322,500             2,423,040             2,876,799


  The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (DECEMBER 3, 1997)
                              THROUGH JUNE 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                            Common
                                             Stock         Additional
                                            Class A          Paid-in       Retained
                                          and Class B        Capital        Earnings         Total
                                          ------------     ------------    -----------     -----------
BALANCE, DECEMBER 3, 1997                       $   -            $   -          $   -           $   -

Issuance of Class A common stock,
1 share issued                                      -                1              -               1
                                          ------------     ------------    -----------     -----------

BALANCE, DECEMBER 31, 1997                          -                1              -               1

Net loss for the period                             -                -        (10,620)        (10,620)

Issuance of Class A common stock,
   1,107,499 shares issued, and
   Class B common stock, 2,215,000
   shares issued                               13,247                -              -          13,247

Issuance of Warrants to purchase
   Class B common stock, 2,215,000
   Warrants issued                                  -           15,000              -          15,000

Equity costs from unconsolidated
   affiliate                                        -            (581)              -           (581)
                                          ------------     ------------    -----------     -----------

BALANCE, DECEMBER 31, 1998                     13,247           14,420        (10,620)         17,047

Net loss for the period                             -                -         (3,849)        (3,849)
                                          ------------     ------------    -----------     -----------
BALANCE, JUNE 30, 1999                       $ 13,247         $ 14,420      $ (14,469)        $13,198
                                          ============     ============    ===========     ===========


  The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOW
     FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 AND FOR THE PERIOD FROM
               INCEPTION (DECEMBER 3, 1997) THROUGH JUNE 30, 1999
                                 (IN THOUSANDS)


                                                                                                    For the period
                                                                                                   December 3, 1997
                                                    For the six                                       (inception)
                                                    Months ended          For the six months       through June 30,
                                                   June 30, 1999         ended June 30, 1998             1999
                                                    (unaudited)              (unaudited)              (unaudited)
                                                 -------------------    ----------------------    --------------------
Cash flows used for investing activities:
Investment in unconsolidated affiliate                            -                  (15,000)                (15,000)

Cash flows from financing activities:
Proceeds from the issuance of stock                               -                         -                       1
Proceeds from the issuance of warrants                            -                    15,000                  15,000
                                                 -------------------    ----------------------    --------------------

Increase in cash and cash equivalents                             -                         -                       1

Cash and cash equivalents at beginning of
period                                                            1                         1                       -
                                                 -------------------    ----------------------    --------------------
Cash and cash equivalents at end of period                   $    1                    $    1                  $    1
                                                 ===================    ======================    ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-cash investing and financing activities:
Equity contributions - non-cash                                   -                  $ 13,247                $ 13,247


  The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1.       ORGANIZATION AND BUSINESS

         Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Enterprises"), was formed on December 3, 1997. Enterprises owns a 25% interest in Aladdin Gaming Holdings, LLC ("Gaming Holdings"). Enterprises is wholly owned by Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises"). Aladdin Holdings, LLC, a Delaware limited liability company ("Holdings"), holds a majority interest in Sommer Enterprises. The members of Holdings are the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust") which holds a 95% interest in Holdings, and GW Vegas, LLC, a Nevada limited liability company ("GW"), a wholly owned subsidiary of Trust Company of the West ("TCW"), which holds a 5% interest in Holdings.

         Enterprises' interest in Gaming Holdings has been accounted for under the equity method.

         Enterprises has no other business or activities other than its investment in Gaming Holdings, which is a development stage company. Gaming Holdings, through its wholly-owned subsidiary, Aladdin Gaming, LLC ("Gaming"), is developing, constructing and will operate a new hotel and casino, the Aladdin Resort and Casino as the centerpiece of an approximately 35-acre resort, casino and entertainment complex in Las Vegas, Nevada. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music"). Aladdin Music plans to construct a second hotel and casino with a music and entertainment theme ("Aladdin Music Project") on the southeast corner of the 35-acre parcel. Aladdin Music is currently seeking a joint venture partner and financing for the Aladdin Music Project.

         This information should be read in conjunction with the financial statements set forth in Enterprises' Annual Report on Form 10-K for the year ended December 31, 1998, the Form 8-K, dated April 27, 1999, and the Form 10-Q for the quarter ended March 31, 1999.

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

         There was no income tax expense or benefit recorded for the period from inception (December 3, 1997) through June 30, 1999 as Enterprises is a development stage company and the realization of any deferred tax asset is uncertain.

3.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities record all derivatives as assets or liabilities measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 amends or supercedes several current accounting statements. In July, 1999, the FASB issued SFAS No. 137 which delays the effective date of SFAS No. 133 from fiscal year 2000 to fiscal year 2001. Enterprises is in the process of analyzing SFAS No. 133 and the impact on its consolidated financial position and results of operations.

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

DEVELOPMENT ACTIVITIES

         Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Enterprises"), was formed on December 3, 1997. Enterprises owns a 25% interest in Aladdin Gaming Holdings, LLC ("Gaming Holdings"). Enterprise is wholly owned by Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises"). Aladdin Holdings, LLC, a Delaware limited liability company ("Holdings") holds a majority interest in Sommer Enterprises. The members of Holdings are the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust") which holds a 95% interest in Holdings, and GW Vegas, LLC, a Nevada limited liability company ("GW"), a wholly-owned subsidiary of Trust Company of the West ("TCW"), which holds a 5% interest in Holdings.

         Enterprises has no business or activities other than its investment in Gaming Holdings, which is a development stage company. Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred membership interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corp. ("Capital") is a wholly-owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of the Gaming Holdings 13 1/2% Senior Discount Notes ("Notes"). Capital does not have any material operations or assets and does not have any revenues. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music").

         The operations of Gaming Holdings and its subsidiaries have been limited to the design, development, financing and construction of a new Aladdin Resort and Casino ("Aladdin"). The Aladdin will be the centerpiece of an approximately 35-acre world-class resort, casino and entertainment complex ("Complex") located on the site of the former Aladdin hotel and casino in Las Vegas, Nevada, a premier location on Las Vegas Boulevard. The Aladdin has been designed to include a luxury themed hotel of approximately 2,600 rooms ("Hotel"), an approximately 116,000 square foot casino ("Casino") and six restaurants. The Casino's main gaming area will contain approximately 2,800 slot machines, 87 table games and a race and sports book facility. Included on a separate level of the Casino will be a 15,000 square foot luxurious gaming section ("The London Club") that is expected to contain an additional 20 to 30 high denomination table games and approximately 100 high denomination slot machines. The Complex, which has been designed to promote casino traffic and to provide customers with a wide variety of entertainment alternatives, will comprise: (i) the Aladdin; (ii) the themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) a planned second hotel and casino with a music and entertainment theme ("Aladdin Music Project"); (iv) the newly renovated 7,000-seat Theater of the Performing Arts ("Theater"); and (v) the approximately 4,800-space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of the Gaming Holdings and Aladdin Music is currently seeking a joint venture partner and financing for the Aladdin Music Project. Gaming Holdings believes that the completion of the Aladdin will occur during the second quarter of the year 2000.

RESULTS OF OPERATIONS

         Enterprises has no business or activities or material assets other than its investment in Gaming Holdings, which is a development stage company.

         Gaming Holdings has capitalized all qualifying construction costs. Accordingly, Gaming Holdings does not have any historical operating income. The capitalized costs consist primarily of land contributed by certain members of Gaming Holdings, design fees, financing and commitment fees, construction costs and interest on qualifying assets. Capitalized costs include approximately $2.2 million related to the Aladdin Music Project for necessary predevelopment costs and expenses of the Aladdin Music Project. Gaming Holdings' operating expenses primarily have consisted of interest, amortization costs, expenses related to the Notes and pre-opening costs.

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

         Because Enterprises' only material asset is its 25% interest in Gaming Holdings, Enterprises records 25% of Gaming Holdings' losses and preferred dividends in arrears as equity in loss of unconsolidated affiliate.

         Enterprises recorded a net loss of approximately $1.9 million and $3.8 million for the three and six months ended June 30, 1999, respectively, as compared to approximately $2.0 million and $5.4 million for the three and six month period ended June 30, 1998, respectively. Enterprises' cumulative loss for the period of inception (December 3, 1997) to June 30, 1999 was approximately $16.4 million. Gaming Holdings' losses were due to the pre-opening costs, interest expense, amortization costs and expenses related to the Notes.

MATERIAL CHANGES IN FINANCIAL CONDITION

         Through June 30, 1999, Gaming Holdings expended approximately $298.8 million primarily on the development of the Aladdin, of which approximately $74.5 million had been expended on repayment of debt associated with the land contribution to Gaming, approximately $161.2 million in construction, furniture, fixtures and equipment, and capitalized interest, approximately $39.5 million in debt issuance and member equity costs, and approximately $23.6 million in pre-opening costs, net interest expense, and other current assets.

LIQUIDITY AND CAPITAL RESOURCES

         On February 26, 1998, Gaming Holdings and Capital issued $221.5 million aggregate principal amount of their 13 1/2% Senior Discount Notes due 2010 ("Notes"). The proceeds to Gaming Holdings from the Notes were approximately $115.0 million and all the proceeds have been utilized by Gaming Holdings for the development and construction of the Aladdin. For further details on the Notes, including the covenants, restrictions and limitations on Gaming Holdings pursuant to the Notes Indenture, see Exhibit 10.1 to Enterprises' Form 10-K for the year ended December 31, 1998.

         Gaming has a $410 million Credit Agreement ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and The Bank of Nova Scotia as the administrative agent for the lenders (collectively, "Lenders"). The Credit Agreement consists of three separate term loans. Term A Loan comprises a term loan of $136 million and matures seven years after the initial borrowing date. Term B Loan comprises a term loan of $114 million and matures eight and one-half years after the initial borrowing date. Term C Loan comprises a term loan of $160 million and matures ten years after the initial borrowing date. As of June 30, 1999, approximately $57.8 million of the Term B Loan proceeds, plus accrued interest, and approximately $103.8 million of the Term C Loan proceeds, plus accrued interest, is available. The Term A Loan has not been funded. For further details on the Bank Credit Facility, including the covenants, restrictions and limitations on Gaming pursuant to the Bank Credit Facility, see Exhibit 10.12 to Enterprises' Form 10-K for the year ended December 31, 1998 and Exhibit 10.01 to Enterprises' Form 8-K, dated April 27, 1999.

         On April 16, 1999, effective as of March 10, 1999, the Lenders approved the Second Amendment to the Credit Agreement ("Second Amendment to the Credit Agreement"). The Second Amendment to the Credit Agreement provides or acknowledges: (i) the indebtedness incurred in connection with the Aladdin Music Project has been paid by or on behalf of Aladdin Music and this event of default has now been waived by the Lenders; (ii) a capital contribution in the amount of approximately $18.5 million has been made to bring the Main Project Budget "In Balance;" (iii) the approximately $6.5 million of letters of credit, which had been previously posted by London Clubs International, plc ("London Clubs") and the Sommer Trust to fund a prior increase in the Main Project Budget (and resulting imbalance), have been drawn and the proceeds deposited in Gaming's guaranty deposit account; (iv) amending certain definitions in the Credit Agreement, including, "Available Funds," "Indebtedness," and "Realized Savings;" (v) any costs in excess of $36 million for completing the Carpark will be funded by the Sommer Trust and London Clubs; (vi) Gaming will be required to maintain a minimum "Net Worth" at the close of each calendar month, until the end of the fiscal quarter during which the Project opens (and then reverting to the Credit Agreement's requirement to maintain the minimum Net Worth on a fiscal quarterly basis thereafter), of not less than $100 million plus 85% of positive Net Income (as defined in the Credit Agreement); and (vi) for other technical amendments to the Credit Agreement. The above summary should be read in conjunction with, and is qualified in its entirety by, the Second Amendment to the Credit Agreement previously filed as Exhibit 10.01 to Enterprises' Form 8-K, dated April 27, 1999. Gaming has been advised by its counsel that the Second Amendment to the Credit Agreement did not require the approval of either the FF&E Financing (as defined below) lenders or the holders of the Notes.

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

         London Clubs, the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by the Sommer Trust, have entered into a completion guaranty ("Bank Completion Guaranty") for the benefit of the Lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. On April 5, 1999, effective as of March 10, 1999, the Sommer Trust, London Clubs, Bazaar Holdings and The Bank of Nova Scotia, as administrative agent for the Lenders, entered into the First Amendment to the Bank Completion Guaranty, which requires the Sommer Trust, London Clubs and Bazaar Holdings to guarantee Gaming's minimum Net Worth as required by the Second Amendment to the Credit Agreement discussed above. The Bank Completion Guaranty is not subject to any maximum dollar limitations. The holders of the Notes are not a party to the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty.

         In March, 1999, Gaming increased the Main Project Budget (as defined in the Credit Agreement) by approximately $18.5 million, which amount reflected an increase in construction costs of approximately $9.5 million and an increase in pre-opening costs of approximately $9 million. On April 2, 1999, pursuant to the Bank Completion Guaranty, which is a joint and several obligation of the Sommer Trust and London Clubs, London Clubs funded to Gaming all of the approximately $18.5 million March, 1999, increase in the Main Project Budget.

         In May and June, 1999, Gaming increased the Main Project Budget by approximately $11.4 million and $2.9 million, respectively. These amounts reflected an increase in construction costs of approximately $13.8 million and an increase in pre-opening costs of approximately $0.5 million. On June 15 and 18, 1999, pursuant to the Bank Completion Guaranty, London Clubs funded to Gaming approximately $11.4 million to fund the May, 1999, Main Project Budget increase and on July 19 and 27, 1999, also pursuant to the Bank Completion Guaranty, London Clubs funded to Gaming approximately $2.9 million to fund the June, 1999, Main Project Budget increase.

         As required by Gaming Holdings' Operating Agreement upon advances under the Bank Completion Guaranty, Gaming Holdings will issue, effective as of the dates of the respective fundings, Series A Preferred Shares in the names of Sommer Enterprises, LLC and London Clubs Nevada, Inc. in the amounts specified in Gaming Holdings' Operating Agreement. All said shares have been pledged in favor of the Lenders, and, on a subordinated basis, the shares issued in the name of Sommer Enterprises (as well as its Common Shares in Gaming
Holdings) have been pledged in favor of London Clubs.

         In connection with the development of the Mall Project, Aladdin Bazaar will reimburse Gaming approximately $14.2 million for the construction of certain areas shared by the Aladdin and the Mall Project and the facade to the Aladdin. Additionally, Aladdin Bazaar is obligated to spend no more than $36 million for the Carpark. Therefore, any cost overruns associated with these items will be borne by Gaming. In addition, Gaming is obligated to pay to Aladdin Bazaar: (i) a $3.2 million fee per year for a term of 99 years, which is adjusted every fifth year pursuant to a consumer price index-based formula, for usage of the Carpark; and (ii) Gaming's proportionate share of the operating costs associated with the Carpark and other common areas.

         It was anticipated that Aladdin Music would carry out the renovation to the Theater. However, Gaming has an obligation to have the Theater renovated and operational by the opening of the Aladdin and, because a joint venture partner and financing have not been secured for the Aladdin Music Project in time to meet this obligation, Gaming will renovate the Theater. Under the Credit Agreement, $15.0 million of the approximately $21.3 million which was designated for Gaming's investment in Aladdin Music will be allocated to the Theater renovation, and the remaining $6.3 million will reduce the Term A Loan. Notwithstanding the allocation of such funds to the Theater renovation, the Company continues to seek a joint venture partner and financing for the development of the Aladdin Music Project.

        Gaming Holdings believes that the funds provided by the Notes, Bank Credit Facility, FF&E Financing, London Clubs' equity contribution and contributions pursuant to the Bank Completion Guaranty (collectively, "Funding Transactions") will be sufficient to develop, complete and commence operation of the Aladdin. As of June 30, 1999, Gaming has utilized approximately $19.1 million of the $31.8 million contingency. However, there can be no assurance that the Funding Transactions will be sufficient for the development, construction and commencement of the Aladdin.

         Following the commencement of operations of the Aladdin, Gaming expects to fund its operating, debt service and capital needs, as currently contemplated, with $15 million of working capital from the Funding Transactions and operating cash flows. In addition, upon the opening of the Aladdin, Gaming is expected to have an aggregate of $10.0 million available under a working capital facility; however, there can be no assurance such facility will be available to Gaming, or that, if available, the facility will be on terms favorable to Gaming. Although no additional financing is contemplated, Gaming will seek, if necessary and to the extent permitted under the Notes Indenture and the terms of the Bank Credit Facility and the FF&E Financing, additional financing through additional bank borrowings or debt or equity financings. There can be no assurance that additional financing, if needed, will be available to Gaming, or that, if available, the financing will be on terms favorable to Gaming. There can also be no assurance that estimates by Gaming of its reasonably anticipated liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

YEAR 2000

         The Company and its subsidiaries are development stage companies that are developing, constructing, and upon completion, will operate a hotel casino. The selection of software applications, hardware and other technology currently in use principally occurred within the last twelve months. The only computer systems in place at the current time are several financial applications, word processing and an internal email system that are Year 2000 compliant. Accordingly, it is not expected that the Company will incur significant amounts, if any, to modify its systems for Year 2000 compliance. Further, the Company has requested representation for software applications, hardware or other technology regarding the Year 2000 compliance by the vendors from whom the Company has purchased or will purchase such products.

         The Company has requested representations regarding the Year 2000 compliance from Fluor Corporation and/or its subsidiary, Fluor Daniel, the design/builder for the Aladdin ("Design/Builder"), and through Design/Builder will seek similar representations of the other contractors and subcontractors for the construction of the Aladdin (collectively, "Contractors") to assess the impact of Year 2000 noncompliance on the construction of the Aladdin. Construction delays will have a significant impact on the financial results of the Company. There can be no assurance that the systems of the Contractors or other companies on which the company may rely, such as vendors, will be properly converted before the Year 2000 and that failure to convert by another company will not have an adverse effect on the Company's operations.

CERTAIN FORWARD LOOKING STATEMENTS

         Certain information included in this Form 10-Q and other materials filed or to be filed by Enterprises with the SEC (as well as information included in oral statements or other written statements made, or to be made, by the Company) contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitation, those relating to plans for future operations, current construction and development activities (including completion dates, budgets and cost estimates), other business development activities, capital spending, financing sources, the Year 2000 compliance, the effect of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, Enterprises. These risks and uncertainties include, but are not limited to, those relating to the current development and construction activities and costs and timing thereof, the sources and extent of financing for the project, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Effective June 30, 1999, Gaming restructured its interest rate swap arrangements in an effort to reduce future expenditures for interest. Gaming has entered into these agreements to manage interest expense, which is subject to fluctuations due to the variable nature of the London Interbank Offered Rate ("LIBOR"). In exchange for entering into the transaction, Gaming received $500,000 from the counterparty in July, 1999.

         Beginning June 30, 1999, Gaming has the following interest rate swaps, interest rate ceilings and floor caps, and related notional amounts in effect: (i) an interest rate swap with an original notional amount of $114 million increasing to a maximum of $222.5 million whereby interest is fixed at 5.50% through March 31, 2000; (ii) after March 31, 2000, an interest rate collar with a notional amount of $250 million, a maximum and minimum interest rate of 7.5% and 5.15%, respectively, will go into effect and mature on September 30, 2006; and (iii) an interest rate collar with a notional amount of $160 million, a maximum rate of 8.00%, a minimum rate of 5.15% and a maturity date of March 31, 2003. All rates noted above are LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The LIBOR applicable to these agreements is adjusted every three months and on June 30, 1999 was set at 5.33%. The fair market value of the Gaming's interest rate swaps, interest rate ceilings and floor caps as provided by the counterparty, is a net receivable of approximately $1 million at July 21, 1999.

         The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of Gaming. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as LIBOR fluctuates. Neither Gaming nor the counterparty, which is a prominent financial institution, is required to collateralize their respective obligations under these swaps. Gaming is exposed to loss if the counterparty defaults. Gaming does not hold or issue rate agreements for trading purposes.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

                  10.01             Amendment and Agreement to the Energy Service
                                    Agreement, dated September 25, 1998, between
                                    Northwind Aladdin, LLC and Aladdin Gaming, LLC.
                  10.02             Second Amendment and Agreement to the Energy Service
                                    Agreement, dated May 28, 1999, between Northwind
                                    Aladdin, LLC and Aladdin Gaming, LLC.
                  10.03             Third Amendment and Agreement to the Energy Service
                                    Agreement, dated May 28, 1999, between Northwind
                                    Aladdin, LLC and Aladdin Gaming, LLC.
                  10.04             Energy Services Coordination Agreement, dated May 28,
                                    1999, between Aladdin Gaming, LLC and Aladdin Bazaar,
                                    LLC.
                  10.05             Consent and Ratification and Reaffirmation Agreement,
                                    dated May 27, 1999, between The Bank of Nova Scotia
                                    in its capacity as the Administrative Agent for the
                                    Lenders and Aladdin Gaming, LLC.
                  10.06             Subordination, Non-Disturbance and Attornment
                                    Agreement and Consent, dated June 7, 1999, between
                                    The Bank of Nova Scotia, as the administrative agent
                                    for the Aladdin Lenders, Northwind Aladdin, LLC,
                                    Aladdin Gaming, LLC and State Street Bank and Trust
                                    Company, as collateral agent for the Northwind
                                    Noteholders, Aladdin Music, LLC and Aladdin Music
                                    Gaming Holdings, LLC.
                  27.01             Financial Data Schedule

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



                                         ALADDIN GAMING ENTERPRISES, INC.


August 16, 1999                          By: /s/ Ronald Dictrow
                                             -----------------------------------
                                              Ronald Dictrow, Secretary


August 16, 1999                          By: /s/ Cornelius T. Klerk
                                             -----------------------------------
                                              Cornelius T. Klerk, Treasurer

                                  EXHIBIT INDEX


Exhibit No.       Description                                                     Page No.
-----------       -----------                                                     --------
10.01             Amendment and Agreement to the Energy Service Agreement, dated
                  September 25, 1998, between Northwind Aladdin, LLC and
                  Aladdin Gaming, LLC.

10.02             Second Amendment and Agreement to the Energy Service
                  Agreement, dated May 28, 1999, between Northwind Aladdin, LLC and Aladdin Gaming, LLC.

10.03 Third Amendment and Agreement to the Energy Service Agreement, dated May 28, 1999, between Northwind Aladdin, LLC and Aladdin
                  Gaming, LLC.

10.04 Energy Services Coordination Agreement, dated May 28, 1999, between Aladdin Gaming, LLC and Aladdin Bazaar, LLC.

10.05             Consent and Ratification and Reaffirmation Agreement, dated
                  May 27, 1999, between The Bank of Nova Scotia in its capacity as the Administrative Agent for the Lenders and Aladdin Gaming, LLC.

10.06             Subordination, Non-Disturbance and Attornment Agreement and
                  Consent, dated June 7, 1999, between The Bank of Nova
                  Scotia, as the administrative agent for the Aladdin Lenders, Northwind Aladdin, LLC, Aladdin Gaming, LLC and State Street
                  Bank and Trust Company, as collateral agent for the Northwind Noteholders, Aladdin Music, LLC and Aladdin Music
                  Gaming Holdings, LLC.

27.01             Financial Data Schedule
