Form 10-Q
period 1999-09-30
ALADDIN GAMING ENTERPRISES INC
filed 1999-11-15
CIK 1059128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:        September 30, 1999
                                        --------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from:                 To
                                        --------------        ----------------

Commission file number:        333-49715
                       -------------------------------------------------------

                        ALADDIN GAMING ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                   88-0379695
-------------------------------              ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


831 Pilot Road, Las Vegas, Nevada                                      89119
------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (702) 736-7114
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        YES   X       NO
                                                           ------        -----

Indicate the number of shares outstanding of the issuer's classes of common stock, as of September 30, 1999.

Class A Common Stock, no par value, 2,000,000 shares
authorized                                                      1,107,500 issued
Class B Common Stock, no par value, Non-voting,
8,000,000 shares authorized                                     2,215,000 issued

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                                                                                          PAGE NO.
PART I       FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Balance Sheets
               September 30, 1999 and December 31, 1998.......................................1

             Statements of Operations
               For the three and nine months ended September 30, 1999 and 1998 and for the period from inception (December 3, 1997) through September
               30, 1999.......................................................................2

             Statements of Stockholders' Equity
               For the period from inception (December 3, 1997) through September
               30, 1999.......................................................................3

             Statements of Cash Flows
               For the nine months ended September 30, 1999 and 1998 and for the period from inception (December 3, 1997) through September 30, 1999............4

             Notes to the Consolidated Financial Statements.................................5-6

   Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................7-11

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................11-12

PART II      OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K................................................13

Signatures   ................................................................................14

Exhibit Index................................................................................15


PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                     September 30, 1999  December 31, 1998
                                                         (unaudited)
                            ASSETS
Cash                                                      $      1           $      1
Investment in unconsolidated affiliate                      11,319             17,049
                                                       -----------        -----------
                                                            11,320             17,050
                                                       -----------        -----------
                                                       -----------        -----------

                LIABILITIES AND MEMBERS' EQUITY

Payable to related party                                  $      4           $      3

Common Stock:

Class A, no par value, 2,000,000 shares
authorized, 1,107,500 shares issued and
outstanding as of September 30, 1999 and
December 31, 1998. Class B, no par value and
non-voting 8,000,000 shares authorized,
2,215,000 shares issued and outstanding, and
2,215,000 shares reserved pursuant to the
warrant agreement as of September 30, 1999
and December 31, 1998                                       13,247             13,247

Additional paid-in capital                                  14,420             14,420

Deficit accumulated during the development stage           (16,351)           (10,620)
                                                       -----------        -----------
                                                            11,320             17,050
                                                       -----------        -----------
                                                       -----------        -----------




      The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                               AND FOR THE PERIOD
          FROM INCEPTION (DECEMBER 3, 1997) THROUGH SEPTEMBER 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       For the three     For the three       For the nine          For the nine
                                                        months ended      months ended       months ended          months ended
                                                      September  30,     September 30,      September 30,         September 30,
                                                                1999              1998               1999                  1998
                                                          (unaudited)       (unaudited)        (unaudited)           (unaudited)
                                                     ---------------     -------------      -------------        --------------
Other (income) expense                                $       --             $     ---        $        1            $         2

Equity in loss of unconsolidated affiliate                 1,882                 2,791             5,730                  8,214

Income tax expense                                            --                    --               --                      --
                                                     ---------------     -------------      -------------        --------------
Net loss accumulated during the development stage          1,882                  2,791            5,731                  8,216
                                                     ---------------     -------------      -------------        --------------
Basic and diluted loss per share                      $     (.57)            $     (.84)      $    (1.72)            $    (3.01)

Shares used in per share calculation                   3,322,500              3,322,500        3,322,500              2,726,154



                                                      For the period
                                                         December 3,
                                                                1997
                                                          (inception)
                                                             through
                                                        September 30,
                                                                 1999
                                                           (unaudited)
                                                      ---------------
Other (income) expense                                      $       5

Equity in loss of unconsolidated affiliate                     16,346

Income tax expense                                                  --
                                                      ---------------
Net loss accumulated during the development stage               16,351
                                                      ---------------
Basic and diluted loss per share                            $    (5.56)

Shares used in per share calculation                         2,938,367




      The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (DECEMBER 3, 1997)
                           THROUGH SEPTEMBER 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                            Common
                                             Stock         Additional
                                            Class A          Paid-in       Retained
                                          and Class B        Capital        Earnings             Total
                                         ------------      -----------     ---------          -----------
BALANCE, DECEMBER 3, 1997                    $    --         $      --     $      --             $     --

Issuance of Class A common stock,
1 share issued                                    --                 1            --                    1
                                         ------------      -----------     ---------          -----------

BALANCE, DECEMBER 31, 1997                        --                 1            --                    1

Net loss for the period                           --               --        (10,620)             (10,620)

Issuance of Class A common stock,
   1,107,499 shares issued,
   and Class B common
   stock, 2,215,000
   shares issued                              13,247                --            --               13,247

Issuance of Warrants to purchase
   Class B common stock, 2,215,000
   Warrants issued                                --            15,000            --               15,000

Equity costs from unconsolidated
   affiliate                                      --              (581)           --                 (581)
                                         ------------      -----------     ---------          -----------
BALANCE, DECEMBER 31, 1998                    13,247            14,420       (10,620)              17,047

Net loss for the period                           --                --        (5,731)              (5,731)
                                         ------------      -----------     ---------          -----------
BALANCE, SEPTEMBER 30, 1999                 $ 13,247          $ 14,420      $(16,351)            $ 11,316
                                         ------------      -----------     ---------          -----------
                                         ------------      -----------     ---------          -----------

   The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                   AND 1998 AND FOR THE PERIOD FROM INCEPTION
                  (DECEMBER 3, 1997) THROUGH SEPTEMBER 30, 1999
                                 (IN THOUSANDS)


                                                                                                    For the period
                                                                                                   December 3, 1997
                                                    For the nine             For the nine             (inception)
                                                    Months ended             months ended               through
                                                 September 30, 1999       September 30, 1998      September 30, 1999
                                                    (unaudited)              (unaudited)              (unaudited)
                                                -------------------       ------------------      -------------------
Cash flows used for investing activities:
Investment in unconsolidated affiliate                           --                  (15,000)                 (15,000)

Cash flows from financing activities:
Proceeds from the issuance of stock                              --                       --                        1
Proceeds from the issuance of warrants                           --                   15,000                   15,000
                                                -------------------       ------------------      -------------------
Increase in cash and cash equivalents                            --                       --                        1

Cash and cash equivalents at beginning of
period                                                            1                        1                       --
                                                -------------------       ------------------      -------------------
Cash and cash equivalents at end of period
                                                            $     1                 $      1                 $      1
                                                -------------------       ------------------      -------------------
                                                -------------------       ------------------      -------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-cash investing and financing activities:
Equity contributions - non-cash                                  --                 $ 13,247                $  13,247



   The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

         Enterprises has no other business or activities other than its investment in Gaming Holdings, which is a development stage company. Gaming Holdings, through its wholly-owned subsidiary, Aladdin Gaming, LLC ("Gaming"), is developing, constructing and will operate a new hotel and casino, the Aladdin Resort and Casino as the centerpiece of an approximately 35-acre resort, casino and entertainment complex in Las Vegas, Nevada. The resort will be located at the center of Las Vegas Boulevard. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music"). Aladdin Music plans to construct a second hotel and casino with a music and entertainment theme ("Aladdin Music Project") on the southeast corner of the 35-acre parcel. Aladdin Music is currently seeking a joint venture partner and financing for the Aladdin Music Project.

         This information should be read in conjunction with the financial statements set forth in Enterprises' Annual Report on Form 10-K for the year ended December 31, 1998, the Form 8-K, dated April 27, 1999, and the Form 10-Qs for the quarters ended March 31, 1999 and June 30, 1999.

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

         There was no income tax expense or benefit recorded for the period from inception (December 3, 1997) through September 30, 1999 as Enterprises is a development stage company and the realization of any deferred tax asset is uncertain.

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

         Enterprises has no business or activities other than its investment in Gaming Holdings, which is a development stage company. Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred membership interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corp. ("Capital") is a wholly-owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of Gaming Holdings 13 1/2% Senior Discount Notes ("Notes"). Capital does not have any material operations or assets and does not have any revenues. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music").

         The operations of Gaming Holdings and its subsidiaries have been limited to the design, development, financing and construction of a new Aladdin Resort and Casino ("Aladdin"). The Aladdin will be the centerpiece of an approximately 35-acre world-class resort, casino and entertainment complex ("Complex") located on the site of the former Aladdin hotel and casino in Las Vegas, Nevada, a premier location on Las Vegas Boulevard. The Aladdin has been designed to include a luxury themed hotel of approximately 2,600 rooms ("Hotel"), an approximately 116,000 square foot casino ("Casino") and six restaurants. The Casino's main gaming area will contain approximately 2,800 slot machines, 87 table games and a race and sports book facility. Included on a separate level of the Casino will be a 15,000 square foot luxurious gaming section ("The London Club") that is expected to contain an additional 20 to 30 high denomination table games and approximately 100 high denomination slot machines. The Complex, which has been designed to promote casino traffic and to provide customers with a wide variety of entertainment alternatives, will comprise: (i) the Aladdin; (ii) the themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) a planned second hotel and casino with a music and entertainment theme ("Aladdin Music Project"); (iv) the newly renovated 7,000-seat Theater of the Performing Arts ("Theater"); and (v) the approximately 4,800-space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of Gaming Holdings and Aladdin Music is currently seeking a joint venture partner and financing for the Aladdin Music Project. Gaming Holdings believes that the completion of the Aladdin will occur during the second quarter of the year 2000.

RESULTS OF OPERATIONS

         Enterprises has no business or activities or material assets other than its investment in Gaming Holdings, which is a development stage company and has no significant operations to date.

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

         Enterprises recorded a net loss of approximately $1.9 million and $5.7 million for the three and nine months ended September 30, 1999, respectively, as compared to approximately $2.8 million and $8.2 million for the three and nine month period ended September 30, 1998, respectively. Enterprises' cumulative loss for the period of inception (December 3, 1997) to September 30, 1999 was approximately $16.4 million. Gaming Holdings' losses were due to the pre-opening costs, interest expense, amortization costs and expenses related to the Notes.

MATERIAL CHANGES IN FINANCIAL CONDITION

         Through September 30, 1999, approximately $365.5 million had been expended primarily on the development of the Aladdin, of which approximately $74.5 million had been expended on repayment of debt associated with the land contribution to Gaming Holdings, approximately $230.7 million in construction, furniture, fixtures and equipment, and capitalized interest, approximately $39.5 million in debt issuance and member equity costs, and approximately $20.8 million in pre-opening costs, net interest expense, and other current assets.


LIQUIDITY AND CAPITAL RESOURCES

         On February 26, 1998, Gaming Holdings and Capital issued $221.5 million aggregate principal amount of their 13 1/2% Senior Discount Notes due 2010 ("Notes"). The proceeds to Gaming Holdings from the Notes were approximately $115.0 million and all the proceeds have been utilized by Gaming Holdings for the development and construction of the Aladdin. For further details on the Notes, including the covenants, restrictions and limitations on Enterprises pursuant to the Notes Indenture, see Exhibit 10.1 to Enterprises' Form 10-K for the year ended December 31, 1998.

         Gaming has a credit facility ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and The Bank of Nova Scotia as the administrative agent for the lenders (collectively, "Lenders"). The Credit Agreement consists of three separate term loans. Term A Loan comprises a term loan of $129.7 million and matures seven years after the initial borrowing date. Term B Loan comprises a term loan of $114 million and matures eight and one-half years after the initial borrowing date. Term C Loan comprises a term loan of $160 million and matures ten years after the initial borrowing date. As of September 30, 1999, approximately $26.1 million of the Term B Loan proceeds, plus accrued interest, and approximately $72.1 million of the Term C Loan proceeds, plus accrued interest, is available. The Term A Loan has not been funded. Under the Credit Agreement, Gaming had $21.3 million available for its investment in Aladdin Music. However, during the Third Quarter of 1999, pursuant to the Credit Agreement, Gaming could, and did, allocate $15.0 million of such funds to the Theater renovation and reduced the Term A Loan by the remaining $6.3 million. For further details on the Bank Credit Facility, including the covenants, restrictions and limitations on Gaming pursuant to the Bank Credit Facility, see Exhibit 10.12 to Enterprises' Form 10-K for the year ended December 31, 1998 and Exhibit
10.01 to Enterprises' Form 8-K, dated April 27, 1999.

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

         London Clubs, the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by the Sommer Trust, have entered into a completion guaranty ("Bank Completion Guaranty") for the benefit of the Lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. From January 1, 1999 to September 30, 1999, there has been a total of approximately $46.2 million in payments pursuant to the Bank Completion Guaranty, which has been funded approximately $41.8 million by London Clubs and approximately $4.4 million by the Sommer Trust. Pursuant to a contribution agreement ("Contribution Agreement"), dated as of February 26, 1998, the Sommer Trust and London Clubs agreed to share all obligations under the Bank Completion Guaranty, 75% and 25%, respectively, and to the extent that one of the parties could not fund its proportionate amount under the Contribution Agreement, the other party could fund the non-contributing party's proportionate amount. The holders of the Notes are not a party to the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty.

         During the Third Quarter of 1999, Gaming Holdings increased the Main Project Budget by approximately $10.2 million, of which $6.2 million was funded in the Fourth Quarter of 1999. This amount reflected an increase in construction costs of approximately $7.6 million, an increase in pre-opening costs of approximately $1.6 million and an increase in capitalized interest of $1 million. Pursuant to the Bank Completion Guaranty, the Sommer Trust and London Clubs funded to Gaming approximately $1 million and $9.2 million, respectively, to fund the Main Project Budget increase.

         As required by Gaming Holdings' Operating Agreement upon advances under the Bank Completion Guaranty, Gaming Holdings will issue, effective as of the dates of the respective fundings, Series A Preferred Shares in the names of Sommer Enterprises and London Clubs Nevada, Inc. in the amounts specified in Gaming Holdings' Operating Agreement. All said shares are required to be pledged in favor of the Lenders, and, on a subordinated basis, the shares issued in the name of Sommer Enterprises (as well as its Common Shares in Gaming Holdings) are required to be pledged in favor of London Clubs.

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

         Gaming Holdings is evaluating the amount of additional increases to the Main Project Budget which will be necessary to complete and open the Aladdin. The Bank Completion Guaranty requires that increases to the Main Project Budget be funded by the Sommer Trust and London Clubs. Gaming Holdings believes that the funds provided by the Notes, Bank Credit Facility, FF&E Financing, London Clubs' equity contribution and contributions pursuant to the Bank Completion Guaranty (collectively, "Funding Transactions") will be sufficient to develop, complete and commence operation of the Aladdin. However, there can be no assurance that the Funding Transactions will be sufficient for the development, construction and commencement of the Aladdin.

         Following the commencement of operations of the Aladdin, Gaming Holdings expects to fund its operating, debt service and capital needs, as currently contemplated, with $15 million of working capital from the Funding Transactions and operating cash flows. In addition, upon the opening of the Aladdin, Gaming Holdings is expected to have an aggregate of $10.0 million available under a working capital facility; however, there can be no assurance such facility will be available to Gaming Holdings, or that, if available, the facility will be on terms favorable to Gaming Holdings.

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

YEAR 2000

         Gaming Holdings and its subsidiaries are development stage companies that are developing, constructing, and upon completion, will operate a hotel casino. The selection of software applications, hardware and other technology currently in use principally occurred within the last twelve months. The only computer systems in place at the current time are several financial applications, word processing and an internal email system that are Year 2000 compliant. Accordingly, it is not expected that Gaming Holdings will incur significant amounts, if any, to modify its systems for Year 2000 compliance. Further, Gaming Holdings has requested representation for software applications, hardware or other technology regarding the Year 2000 compliance by the vendors from whom Gaming Holdings has purchased or will purchase such products.

         Gaming Holdings has requested representations regarding the Year 2000 compliance from Fluor Corporation and/or its subsidiary, Fluor Daniel, the design/builder for the Aladdin ("Design/Builder"), and has requested Design/Builder to seek similar representations of the other contractors and subcontractors for the construction of the Aladdin (collectively, "Contractors") to assess the impact of Year 2000 noncompliance on the construction of the Aladdin. Construction delays will have a significant impact on the financial results of Gaming Holdings. There can be no assurance that the systems of the Contractors or other companies on which the company may rely, such as vendors, will be properly converted before the Year 2000 and that failure to convert by another company will not have an adverse effect on Gaming Holdings' operations.

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

         Beginning June 30, 1999, Gaming has the following interest rate swaps, interest rate ceilings and floor caps, and related notional amounts in effect:
(i) an interest rate swap with an original notional amount of $114 million increasing to a maximum of $222.5 million whereby interest is fixed at 5.50% through March 31, 2000; (ii) after March 31, 2000, an interest rate collar with a notional amount of $250 million, a maximum and minimum interest rate of 7.5% and 5.15%, respectively, will go into effect and mature on September 30, 2006; and (iii) an interest rate collar with a notional amount of $160 million, a maximum rate of 8.00%, a minimum rate of 5.15% and a maturity date of March 31, 2003. All rates noted above are LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The LIBOR applicable to these agreements is adjusted every three months and on September 30, 1999 was set at 5.51%. The fair market value of Gaming's interest rate swaps, interest rate ceilings and floor caps as provided by the counterparty, is a net receivable of approximately $4.6 million at October 22, 1999.

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

PART II  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.01    Financial Data Schedule


         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ALADDIN GAMING ENTERPRISES, INC.


November 15, 1999                           By:   /s/  RONALD DICTROW
                                            --------------------------
                                            Ronald Dictrow, Secretary


November 15, 1999                           By:   /s/ CORNELIUS T. KLERK
                                            --------------------------
                                            Cornelius T. Klerk, Treasurer

                                  EXHIBIT INDEX


                                                         PAGE
EXHIBIT    DESCRIPTION                                   NO.
NO.
27.01      Financial Data Schedule