Form 10-K
period 1999-12-31
ALADDIN GAMING ENTERPRISES INC
filed 2000-03-31
CIK 1059128

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

(MARK ONE)
/X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1999

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

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

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

    Indicate the number of shares outstanding of each of the registrants' classes of common stock as of March 17, 2000: Class A Common Stock, no par value, 2,000,000 shares authorized, 1,107,500 issued and Class B Common Stock, non-voting, no par value, 8,000,000 shares authorized, 2,215,000 issued.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Not applicable.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL.

    Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Gaming Enterprises"), was established on December 3, 1997. Gaming Enterprises holds a 25% interest in Aladdin Gaming Holdings, LLC, a Nevada limited liability company ("Gaming Holdings") which was established on December 1, 1997. Gaming Holdings initially was owned by Gaming Enterprises (25%), Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises") (72%), and GAI, LLC, a Nevada limited liability company ("GAI") (3%). On February 26, 1998, London Clubs International plc ("London Clubs"), through its subsidiary London Clubs Nevada Inc. ("LCNI"), contributed $50 million for a 25% interest in Gaming Holdings common membership interests ("Holdings Common Membership Interests"). Sommer Enterprises contributed a portion of land for Holdings Common Membership Interests. Gaming Enterprises, which is owned 100% by Sommer Enterprises, contributed a portion of land, $7 million of predevelopment costs and $15 million in cash for Holdings Common Membership Interests. After the additional contributions, Sommer Enterprises owns 47% of Gaming Holdings, Gaming Enterprises owns 25% of Gaming Holdings, LCNI owns 25% of Gaming Holdings, and GAI owns 3% of Gaming Holdings. On November 30, 1998, the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust") and its affiliates agreed that they will cause Sommer Enterprises and Gaming Enterprises to vote their respective Holdings Common Membership Interests so that (taking into account Holdings Common Membership Interests held by London Clubs or its affiliates) London Clubs controls fifty percent of the voting power of Gaming Holdings. In
December 1999, the holders of Holdings Common Membership Interests agreed to restate the capital structure of Gaming Holdings, which restatement provided, in addition to other matters, that LCNI has an option to convert certain preferred membership interests of Gaming Holdings into 15% of Holdings Common Membership Interests, the creation of certain new classes of preferred membership interests and for LCNI's control of the majority of the Board of Managers of Gaming Holdings; however, most material decisions remain subject to the supermajority consent of Gaming Holdings members. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Aladdin Holdings, LLC, a Delaware limited liability company ("AHL"), indirectly holds a majority interest in Gaming Holdings. The members of AHL are the Sommer Trust which holds a 95% interest in AHL and GW Vegas, LLC, a Nevada limited liability company ("GW"), a wholly owned subsidiary of Trust Company of the West ("TCW"), which holds a 5% interest in AHL.

    Gaming Enterprises has no other business or activity other than its investment in Gaming Holdings, which is a development stage company and Gaming Enterprises' sole material asset is 25% of the Holdings Common Membership Interests. Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corp. ("Capital") is a wholly owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of the 13 1/2% Senior Discount Notes ("Notes") issued by Gaming Holdings and Capital in 1998. For further details relating to the Notes, and the Indenture relating to the Notes ("Note Indenture"), see Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed on April 9, 1998. Capital will not have any material operations or assets and will not have any revenues. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music'). Except where the context otherwise requires Gaming Holdings and its subsidiaries are collectively referred to as "Company."

    Much of the following information relates to Gaming Holdings and its subsidiaries and is included due to the relative significance of Gaming Holdings to Gaming Enterprises.

NARRATIVE DESCRIPTION OF BUSINESS

    ALADDIN. The operations of the Company have been primarily limited to the design, development, financing and construction of a new Aladdin Resort & Casino ("Aladdin"). The Aladdin will be the centerpiece of an approximately 35-acre world-class resort, casino and entertainment complex ("Complex") located on the site of the former Aladdin hotel and casino in Las Vegas, Nevada, at the center of Las Vegas Boulevard ("Strip"). The Aladdin has been designed to include a luxury-themed hotel of approximately 2,567 rooms ("Hotel"), an approximately 116,000 square foot casino ("Casino"), an approximately 1,200-seat production showroom and six restaurants.

    The Hotel will have 1,832 deluxe guestrooms, 404 resort guestrooms, 258 suites, 46 luxury rooms and 27 mega suites for a total of 2,567 rooms. In addition, the Hotel will provide recreational facilities for the guests, including a health spa and outdoor swimming pool complex.

    The Aladdin is expected to include six restaurants offering a wide range of dining selections. Food service facilities at the Aladdin will include a buffet, contemporary Asian restaurant and a 24-hour casual dining facility. The mezzanine level, which will offer panoramic views of the main casino floor and Las Vegas Boulevard, will feature an Italian restaurant, a steakhouse, and a casual dining/coffee bar.

    The Casino's main gaming area will contain approximately 2,800 slot machines, 87 table games, keno and a race and sports book facility. Included on a separate level of the Casino will be a 15,000 square foot luxurious gaming section ("The London Club at Aladdin") that is expected to contain approximately 20 to 30 high denomination table games and approximately 100 high denomination slot machines. See "Strategic Alliances-London Clubs."

    The Aladdin is also expected to include on the mezzanine level of the main building over 90,000 square feet of convention, conference, trade show and reception facilities, including a 37,000-square foot main ballroom, 12,000 square feet of pre-function space and 41,000 square feet of breakout space in 15 separate rooms.

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

    The theming of the Aladdin and the Desert Passage has been designed to create an environment based upon the Legends of the 1001 Arabian Nights, including the tales of Aladdin, Ali Baba and the 40 Thieves, Sinbad and other legendary stories woven around ancient wealth and wonders. The Aladdin theme will be carefully crafted through the interior and exterior architecture of the Complex. The Aladdin's exterior will be designed to include a highly articulated streetscape and exterior facade that invokes the Legends of the 1001 Arabian Nights. The interior of the Aladdin will utilize rich colors, textures and design, enhancing the fantasy of a mystical, romantic time and place. A significant feature of the Desert Passage will be the themed area to be known as the "Lost City." The Lost City is expected to contain a re-creation of an ancient mystical mountain city and will house a variety of specialty shops and restaurants underneath a 85-foot high ceiling.

    DESERT PASSAGE. Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by the Sommer Trust, and TrizecHahn Bazaar Centers, Inc. ("THB"), a subsidiary of TrizecHahn Centers, Inc. ("TrizecHahn"), have entered into a joint venture agreement and formed Aladdin Bazaar, LLC ("Aladdin Bazaar") to develop, construct, own and operate the Desert Passage. The Desert Passage, which is contemplated to contain approximately 496,000 square feet of retail space, is expected to include an array of high fashion specialty stores, exotic boutiques, theme restaurants, cafes, and other entertainment offerings. The Desert Passage will be directly connected to the Casino and the Aladdin Music Project upon its completion.

    ALADDIN MUSIC PROJECT. The Company, through its subsidiary Aladdin Music, is pursuing prospective joint venture partners for the development, construction and opening of the Aladdin Music Project, a music and entertainment-themed hotel casino. The Aladdin Music Project, which is expected to be developed as a second phase by the Company, is expected to include a hotel with approximately 1,000 rooms, a 50,000 square foot casino, three restaurants, including a music-themed restaurant, a 1,500-person nightclub, a health spa and an outdoor swimming pool. Although the Company has not yet secured a joint venture partner, it has expended certain funds on the Aladdin Music Project. While the Company is pursuing prospective joint venture partners and acceptable financing for the Aladdin Music Project, there can be no assurance that the Company will secure an acceptable joint venture partner and secure financing on terms and conditions acceptable to the Company. Without securing an acceptable joint venture partner and financing, there is no assurance that the Company will proceed with the development of the Aladdin Music Project.

STRATEGIC ALLIANCES

    The Company has formed strategic alliances with certain third parties that the Company believes to be uniquely qualified for the development and operation of the Complex.

    LONDON CLUBS. London Clubs, a prestigious multi-national casino operator, owns through LCNI 25% of the outstanding Holdings Common Membership Interests, and preferred interests that are convertible, at the option of LCNI, into an additional 15% of the Holdings Common Membership Interests. The Sommer Trust and its affiliates agreed that they will cause Sommer Enterprises and Gaming Enterprises to vote their respective Holdings Common Membership Interests so that (taking into account Holdings Common Membership Interests held by London Clubs or its affiliates) London Clubs controls fifty percent of the voting power of Gaming Holdings. Further, the holders of Holding Common Membership Interests entered into an agreement, dated December 10, 1999, which provided, among other matters, that LCNI has the option to convert certain preferred membership interests of Gaming Holdings into 15% of Holdings Common Membership Interests, for the creation of certain new classes of preferred membership interests and, while most material decisions remain subject to the supermajority consent of the members, for LCNI's control of a majority of the Board of Managers of Gaming Holdings. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations."

    London Clubs has extensive experience in the international marketing of casinos to premium players and maintains a strong presence in the United Kingdom (where it controls the largest share of the London casino market) and the Middle East. In addition to its equity ownership of Gaming Holdings, London Clubs, through its subsidiary LCNI, will direct the operations of, and act as marketing consultant to, The London Club at Aladdin, the luxurious 30,000 square foot area, which includes 15,000 square feet of gaming area, to be located on the mezzanine level of the Casino which will be designed to cater to the needs of the premium-play guest. The Company believes that The London Club at Aladdin will be the first of its kind in the United States managed by a European operator and based on the European concept of luxurious, full service gaming areas for premium players. The London Club at Aladdin's primary business and marketing focus will be to access London Clubs' worldwide member base of upscale casino clientele. The London Club at Aladdin Hotel guests will be escorted through a private entrance to a dedicated registration lobby and then taken via a private elevator to the suites located on the top two floors. Once there, the 24-hour butler and concierge will cater to the care and comfort of The London Club at Aladdin guest. In the elegantly appointed The London Club at Aladdin, the customer may dine in the 100-seat exclusive restaurant, which will offer fine cuisine from around the world.

    London Clubs has extensive experience in the international marketing of casinos to premium players. London Clubs operates seven casinos in London, one near Johannesburg, South Africa, two in Egypt and one in Lebanon. Each of London Clubs' casinos offers its own individual style, but with comparable internationally recognized standards of service. In recent years, London Clubs has embarked upon a period of expansion, acquiring the Park Tower Casino in London's Knightsbridge in October, 1995, reopening and managing the casino operations of the famous Casino du Liban in Lebanon in December, 1996, and the opening of the Emerald Safari Casino Resort in South Africa in December, 1998.

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

    NORTHWIND. The Complex, once fully constructed, will require substantial amounts of electricity, hot and cold water and heating and cooling. For this purpose, the Company has entered into certain agreements with Northwind Aladdin, LLC ("Northwind"), for the construction of a central utility plant ("Plant") to supply electricity and hot and cold water to certain parts of the Complex.

STRATEGY

    The Company's business and marketing strategies are linked together by the Complex's premier location, its design, mixed-use theme development and strategic partnering.

    CREATE A "MUST-SEE" DESTINATION. The Company believes that the Aladdin, with its unique, well-executed design, together with the Desert Passage and the renovated Theater, will ensure its place as a "must-see" destination. The Company plans to support the Aladdin theme by an interior design enhancing the fantasy of a mystical and romantic time and place. The Company believes that the Aladdin's main Casino traffic will be driven not only by Hotel guests, but also by the customers directly attracted from the Strip, and that visitor traffic to the Aladdin will also be enhanced by the attractiveness of the Desert Passage. With the addition of the Aladdin Music Project during the second phase of developing the Complex, the Complex will have a combined room count of approximately 3,600 rooms and appeal to what the Company perceives to be a broad customer demographic.

    MARKETING POSITIONING. The Company intends to focus on three different market segments to attract customers to the Aladdin:

    - UPSCALE CLIENTELE. The Hotel has been designed to appeal to the upscale clientele, providing the amenities and level of service such high-end guests expect. In particular, 24% of the Hotel's guest rooms and suites will have an area exceeding 620 square feet. Each of the rooms and suites will have a large four or five fixture bathroom with a separate shower, bathtub, up to two washbasins and an enclosed watercloset. The Hotel will provide recreational facilities for its guests, including a health spa and two outdoor swimming pools. The Company intends to promote the Hotel's many features to the upscale market through a variety of media, including high-end print publications, travel agents and event sponsorships. A targeted relationship marketing program is expected to ensure clientele retention and repeat visitation.

    - PREMIUM PLAYER CLIENTELE. The Company believes that The London Club at Aladdin will be the first of its kind in the United States managed by a European operator and based on the European concept of full-service gaming areas for premium players. The focus on The London Club at Aladdin's business is expected to be the wealthy clientele that form the core of London Clubs' business in London and elsewhere. The Hotel will include 30 suites primarily for use by premium players of Aladdin and The London Club at Aladdin. The Company intends to maintain The London Club at Aladdin's premium player atmosphere through more sophisticated dining options, higher table limits and more formal levels of service and dress.

    - UPPER-MIDDLE MARKET CLIENTELE. The Hotel's variety of guest rooms and restaurants and the 1,200-seat production showroom, combined with the heavily-themed Casino, Theater and Desert Passage, are expected to appeal broadly to the upper-middle market guest. In addition, the Aladdin Music Project, which will be developed as the second phase of the Complex, is expected to appeal to the upper-middle market by attracting younger, affluent customers to the Complex through its music and entertainment-based theme. The Theater, which is expected to be a major feature of the Complex, will be central to the Company's promotional strategies for this market segment, with publicity expected to be gained through the booking of popular performers. The Company intends to use cooperative advertising and promotion through various media, such as television, radio and print, will be used to promote the Complex to the upper-middle market.

CONSTRUCTION BUDGET AND SCHEDULE

    Fluor Daniel, Inc. is the design/builder ("Design/Builder") of the Aladdin. The Design/Builder has entered into a guaranteed maximum price design/build contract ("Design/Build Contract") (subject to scope changes) with the Company to design and construct the Aladdin. The Design/Build Contract provides the Design/Builder with incentives for completing the Aladdin prior to the Contract Completion Date (as defined herein) and within budget and for payment of liquidated damages to the Company for certain delays. The Design/Build Contract is guaranteed by Fluor Corporation, the parent of the Design/ Builder, subject to certain limitations described in Exhibit 10.15 to this Form 10-K. An equitable adjustment in the Contract Completion Date and guaranteed maximum price may be made for changes that either increase or decrease the Design/Builder's time for performance and/or cost of construction outside what was contemplated in the Design/Build Contract. For the scope of work outside of the Design/ Build Contract, Gaming has entered into various guaranteed maximum price construction contracts, which provide for completion of the respective work on or before the completion date of the Aladdin.

    The development of the Aladdin commenced during the first quarter of 1998. The Aladdin originally was required by the terms of its financing arrangement to be completed and opened to the public by June 26, 2000. On January 28, 2000, The Bank of Nova Scotia, as Administrative Agent under Gaming's Bank Credit Facility, (as defined in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations"), confirmed the existence of certain force majeure events and extended the outside completion deadline to August 17, 2000. The Company currently believes that the completion of the Aladdin will occur during August 2000, assuming acceleration.

    The Aladdin project budget ("Budget") was $826 million when Gaming and Gaming Holdings entered into arrangements to finance construction of the Aladdin in February 1998. Since that time and to March 1, 2000, the Budget was increased by an aggregate of $87.8 million to $913 million, which amounts were funded pursuant to the Bank Completion Guaranty by London Clubs and the Sommer Trust. Pursuant to the Contribution Agreement between London Clubs and the Sommer Trust, dated February 26, 1998 ("Contribution Agreement"), Sommer Trust and London Clubs agreed that any amounts required to be paid pursuant to the Bank Completion Guaranty would be funded 75% by the Sommer Trust and 25% by London Clubs. Effective as of October 1, 1999, these contribution percentages were amended to be 60% in the case of the Sommer Trust and 40% in the case of London Clubs. Notwithstanding the Contribution Agreement, the $87.8 million Budget increase was funded approximately $83.5 million by London Clubs and approximately $4.3 million by the Sommer Trust. During March 2000, the Company completed a review of the estimated total costs to complete and open the Aladdin and, as a result of that review, increased the Budget by $60.4 million. The Company advised the Sommer Trust and London Clubs of the need to fund such increase pursuant to the Bank Completion Guaranty. The Sommer Trust advised the Company and London Clubs that it is not at this time making any capital contribution in order to fund any portion of this Budget increase of $60.4 million. In light of the joint and several obligation of the Bank Completion Guaranty, London Clubs has advised the Company that it would fund all of this Budget increase by (a) providing a cash equity contribution to the Company of approximately $13.1 million, which the Company received on March 30, 2000, and (b) establishing a letter of credit in the amount of approximately $47.3 million to be used to fund the Budget increase. The Company believes that the Budget as set out above is reasonable and can be achieved.

    The Company has submitted the following disputes with the Design/Builder to arbitration ("Arbitration") pursuant to the provisions of the Design/Build
Contract: caisson and foundation issues; adjustment of contract allowance; ballroom ceiling heights; trash chutes and laundry chutes; pool area redesign; increases to site work allowance; drywall changes to hotel tower; temporary supply lines; plumbing fixture selections; incentive payments; acceleration; general conditions; and design and project management issues (collectively, "Claims"). The Company believes that these Claims relate to design and work which is base contract work contemplated in the Design/Build Contract and therefore allocated to the Design/ Builder, or alternatively, that the work in question was required as a result of the Design/Builder's failure to provide timely and appropriate design services, which design services the Design/Builder was solely responsible for under the Design/Build Contract, and therefore, the Claims are not an appropriate basis for a change order modifying the Design/Build Contract and the contract time for completion date ("Contract Completion Date"). The Design/Builder has responded to the Company's Claims alleging, among other things, that the Claims relate to unforeseen conditions, and/or are due to the actions of the Company, therefore, the Company is responsible for all costs and delays associated with the Claims. While the Company intends to aggressively and vigorously pursue the Claims, and believes that it will ultimately prevail in the Arbitration, the Claims are only in the preliminary stages of the Arbitration process, and therefore, no assurances can be given with respect to the ultimate outcome. The Design/Builder has presented change orders in the amount of approximately $13.8 million, of which the Company has funded $8.3 million, for the Claims and the Company disputes this amount. However, if the Company is not successful on all the Claims, it could be obligated for all or a part of the remaining amounts claimed by the Design/Builder. Further, if the Company does not prevail on the delay Claims, the Contract Completion Date would be extended, and to the extent Design/Builder completes the Project prior to the revised

Contract Completion Date, the Design/Builder would be entitled to an early completion bonus of $100,000 per day (up to a maximum of 90 days). Any such payments by the Company would increase the Project's budget. Notwithstanding the Arbitration, work on the Project continues.

    Given the significant risks and unforeseen contingencies inherent in the construction process, especially a large scale construction project such as the Aladdin, it is possible that construction costs could be significantly higher than budget and that delays could occur. Such risks and contingencies include, for example, potential shortages of materials and labor, work stoppages, labor disputes, weather interference, unforeseen engineering, environmental or geological problems and unanticipated cost increases, any of which could be beyond the Company's control, and any of which could give rise to delays or cost increases. In addition, difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities could also increase the total cost, delay or prevent the construction or opening of the Aladdin or their other components of the Complex or otherwise affect their respective design and features. If construction costs do exceed the amounts set forth in the construction budget, it is expected the potential sources to pay such excess include: (a) the $31.8 million contingency fund of which $22.7 million has been utilized as of December 31, 1999; (b) London Clubs, the Sommer Trust and Bazaar Holdings pursuant to their obligations under the Bank Completion Guaranty of which approximately $67.2 million has been contributed through December 31, 1999; and (c) the Design/Builder, pursuant to its liability under the Design/Build Contract, which liability is guaranteed by Fluor Corporation (subject to certain limitations discussed above).

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

    The Aladdin, together with the Theater and Desert Passage, is expected to be developed as the first phase of a planned two-phase redevelopment of the Complex. In the second phase, subject to the discussion herein, Aladdin Music plans to develop the Aladdin Music Project. It is currently anticipated that the Aladdin Music Project will open within approximately 24 months after financing and a joint venture partner are secured.

    The completion and full operation of the Aladdin is not contingent upon the subsequent financing or completion of the Mall Project or the Aladdin Music Project and there can be no assurance that either the Mall Project or the Aladdin Music Project will be completed. If the Mall Project is not completed, the Company will be required to expend additional amounts, which amounts have not been quantified by the Company, with respect to the completion of shared structural space and the cost of parking.

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

    Competitors of the Aladdin will include themed resorts on the Strip such as Bellagio, Mandalay Bay Resort, Mirage, Treasure Island Hotel and Casino, Bally's Casino Resort, Monte Carlo Resort & Casino, Luxor Hotel and Casino, Paris Casino Resort and Venetian Hotel Casino. Aladdin is the only major resort casino planned to open on the Strip in 2000. Several other Las Vegas resort casinos have announced future expansions; however, none of these expansions has commenced.

    The hotel casino operations of the Company will also compete, to some extent, with other hotel casino facilities in Nevada, Atlantic City and worldwide and with the state lotteries. In addition, certain states have recently legalized, and others may or are likely to legalize, casino gaming in specific areas. The passage of the Indian Gaming Regulatory Act in 1988 has led to increases in American Indian gaming operations. The Company expects many competitors to enter such new jurisdictions that authorize gaming. Some of these competitors may have greater financial and other resources than the Company. The Company believes that the legalization of large-scale land-based casino gaming in or near certain major metropolitan areas, particularly in California, from which the Company expects to attract customers could have a material adverse effect on the Las Vegas market. Such proliferation of gaming activities could significantly and adversely affect the business of the Company.

    The Desert Passage will compete with retail malls in or near Las Vegas, including the Fashion Show Mall, the Forum Shops at Caesars Palace, the Canal Shoppes at the Venetian Hotel Casino, the themed mall attraction being constructed at the Mandalay Bay Resort, and retailers in theme-oriented resorts, all of which may attract consumers away from the Desert Passage and the Complex.

EMPLOYEES

    As of March 15, 2000, the Company had approximately 140 employees. The Company anticipates that immediately prior to completion of the Aladdin, it will employ approximately 3,800 employees in connection with the Aladdin. The Company has undertaken a major recruiting and training program prior to the opening of the Aladdin at a time when other major new facilities have completed recruiting employees. The Company believes it will be able to attract and retain a sufficient number of qualified individuals to operate the Aladdin, however, there can be no assurance that it will be able to do so. Furthermore, the Company does not know whether or to what extent such employees will be covered by collective bargaining agreements, as that determination will be ultimately made by such employees.

SERVICE MARKS

    The Company owns four federally registered trademarks utilizing "Aladdin" for use in connection with casinos and casino entertainment services and hotel and restaurant services (collectively, "Marks"). The company has filed the appropriate documentation with the United States Patent and Trademark Office to ensure the validity of its Marks through the period of time the Aladdin is under construction. A lien on the Marks was granted to the Bank Lenders on February 26, 1998.

REGULATION AND LICENSING

    The ownership and operation of casino gaming facilities in the state of Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulations (collectively, "Gaming Approvals"). The operation of the Casino by the Company will be subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and the Clark County Liquor and Gaming Licensing Board ("CCLGLB"). The Nevada Commission, the Nevada Board, and the CCLGLB are collectively referred to as the "Nevada Gaming Authorities."

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

    As operator and manager of the Aladdin, the Company will conduct nonrestricted gaming operations at the Casino and so will be required to be licensed by the Nevada Gaming Authorities. A nonrestricted gaming license permits the holder to operate sixteen or more slot machines, or any number of slot machines with at least one table game. The gaming license will require the periodic payment of fees and will not be transferable. No person will be able to become a member of, or receive any percentage of the profits of, the Company without first obtaining Gaming Approvals. In connection with the registration and licensing of Gaming Holdings as a holding company and a member, each direct and indirect owner of Gaming Holdings, including, but not limited to, Gaming Enterprises, London Clubs, LCNI, London Clubs Holdings, Ltd. (a wholly-owned subsidiary of London Clubs and the holding company for LCNI), AHL, the Sommer Trust, Sommer Enterprises, GAI and their respective owners (collectively, "Aladdin Owners") will be required to obtain from the Nevada Gaming Authorities the applicable Gaming Approvals. Capital will also be subject to being called forward for a finding of suitability as a co-issuer of the Notes in the discretion of the Nevada Gaming Authorities.

    Gaming Holdings is a "publicly traded corporation" as that term is defined in the Nevada Act. If the Company issues an initial public offering of equity it will also become a "publicly traded corporation" ("IPO Entity") as that term is defined in the Nevada Act. In order for a company that is a publicly traded corporation to receive a gaming license, the Nevada Commission must exempt the company from a regulatory provision in the Nevada Act which makes publicly traded corporations ineligible to apply for or hold a gaming license. However, the Nevada Commission has exempted companies from this provision in the past and has granted gaming licenses to publicly traded corporations. If the Company becomes an IPO Entity, the Company intends to apply for an exemption from this eligibility requirement ("Exemption") in connection with its application for a gaming license. In connection with licensing and receipt of the Exemption, Gaming Holdings, London Clubs, Enterprises and the Company will each also be required to be registered by the Nevada Commission as a publicly traded corporation ("Registered Company"). The following regulatory requirements will be applicable to the Company, Gaming Holdings and the Aladdin Owners upon their receipt of all necessary Gaming Approvals from the Nevada Gaming Authorities. The Company, Gaming Holdings and the Aladdin Owners have not yet obtained from the Nevada Gaming Authorities the Gaming Approvals required in order for the Company to conduct gaming operations at the Aladdin and there can be no assurances given that such Gaming Approvals will be obtained, or that they will be obtained on a timely basis. There can also be no assurances that the Company's officers, managers and key employees will obtain Gaming Approvals from the Nevada Gaming Authorities.

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

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, Gaming Holdings and the Aladdin Owners to determine whether such individual is suitable or should be licensed as a business associate of a Company Licensee. Officers, managers and certain key employees of the Company and Gaming Holdings must file applications with the Nevada Gaming Authorities and will be required to be licensed or found suitable by the Nevada Gaming Authorities in connection with the Company's application. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The entity with whom the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a Company position.

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

    The Company will be required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company will be required to be reported to or approved by the Nevada Commission. If the Company is licensed by the Nevada Gaming Authorities, any (i) guarantees of the Notes issued by the Company or its members; (ii) hypothecation of assets of the Company as security for the Notes; and/or (iii) pledges of the equity securities of the Company as security for the Notes will require the approval of the Nevada Commission in order to remain effective. An approval by the Nevada Commission of a pledge of equity securities does not constitute approval to foreclose on such pledge. Separate approval is required to foreclose on a pledge of equity securities of a Company Licensee and such approval requires the licensing of the indenture trustee unless such requirement is waived upon the application of the indenture trustee. Additionally, any (i) restrictions on the transfer of, and
(ii) agreements not to encumber the equity securities of the Company in respect of the Notes, may require the approval of the Nevada Commission in order to remain effective.

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

    Any beneficial holder of a Registered Company's voting or non-voting securities (including warrants exercisable into such securities) regardless of the number of shares owned, may be required to file an application, be investigated, and have its suitability as a beneficial holder of the Registered Company's securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

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

    After becoming a Registered Company, London Clubs, Gaming Enterprises, the Company and Gaming Holdings may not make a public offering of any securities (including, but not limited to, the Common Stock of Enterprises upon the exercise of the Warrants) without the prior approval of the Nevada

Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

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

    Changes in control of a Registered Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct whereby a person obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Company must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Company. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Nevada Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Companies that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Company's Board of Directors in response to a tender offer made directly to the Registered Company's stockholders or interest holders for the purposes of acquiring the Registered Company.

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

    The sale of alcoholic beverages by the Company on the premises of the Aladdin is also subject to licensing, control and regulation by the CCLGLB. All licenses are revocable and are not transferable. The CCLGLB has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material effect on the financial position and results of operations of the Company and the Issuers.

ITEM 2. PROPERTIES.

    Gaming Enterprises does not own or lease any property. The Company owns approximately 35 acres of land on the Strip on the site of the original Aladdin hotel and casino in Las Vegas, Nevada. Such property includes the site on which the Aladdin, Mall Project and the Plant are being constructed and the site on which the Company intends to build the Aladdin Music Project. The Company is obligated to transfer approximately 12.4 acres of land to Aladdin Bazaar at a future date and may contribute approximately 4.8 acres of land to Aladdin Music as part of the development of the Aladdin Music Project.

    The Company currently leases three facilities of approximately 63,000 square feet for its corporate offices, employee recruiting and warehouse requirements.

ITEM 3. LEGAL PROCEEDINGS.

    Gaming Enterprises is not currently party to any material pending litigation. Other than the Arbitration discussed in "Item 1.
Business--Construction Budget and Schedule," the Company is not a party to any material pending litigation.

    Mr. Jack Sommer, the Chairman of the Gaming Holdings Board and the Gaming Board and a trustee of the Sommer Trust, and the other trustees of the Sommer Trust, are co-defendants in a legal action relating to the then existing Aladdin hotel and casino. The suit was commenced by members of the Aronow family ("Aronow Plaintiffs") in May 1995 in the Supreme Court of the State of New York, County of New York. In their complaint, the Aronow Plaintiffs alleged that Mr. Sommer and the Aronow Plaintiffs were parties to a joint venture to acquire and develop the Aladdin hotel and casino and that Mr. Sommer breached such alleged agreement when the Sommer Trust acquired an interest in the Aladdin hotel and casino in December, 1994. The Aronow Plaintiffs are seeking (among other remedies) to impress a constructive trust upon the Sommer Trust's interest in the Aladdin hotel and casino, an accounting, compensatory damages of not less than $200 million and punitive damages of not less than $500 million.

    On January 27, 2000, each of the Aronow Plaintiffs' claims against the trustees was dismissed. If this decision stands, there can be no liability as a result of the Aronow Plaintiffs' lawsuit. It is not known at this time whether the Aronow Plaintiffs will decide to attempt to reargue or decide to appeal, or whether any reargument or appeal would be successful. As such, there is no way to evaluate the likelihood of success of any appeal. An adverse decision could have a material and adverse effect on the Company.

    A lawsuit which was filed by Edward Kanbar, Romano Tio and Adina Winston against Mr. Sommer and the other trustees of the Sommer Trust has been successfully resolved in favor of Mr. Sommer and the other trustees and all appeals have been exhausted. No liability will result from this lawsuit.

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

    Since inception Gaming Enterprises has not paid any dividends on its equity and due to the Company's current long-term debt arrangements restrict, subject to certain exceptions, the payment of dividends on the Company's equity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Exhibit 10.12 to this Form 10-K for additional information on the covenants, conditions and restrictions on the Company under the Bank Credit Facility.

ITEM 6. SELECTED FINANCIAL DATA.

    The historical selected financial data set forth below should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1999, 1998 and 1997, and the balance sheet data at December 31, 1999 and 1998 are derived from, and are elsewhere in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1999       1998     1997(1)
                                                     --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER
                                                              SHARE DATA)
INCOME STATEMENT DATA:
Gross revenues.....................................     None       None      None
Promotional Allowances.............................     None       None      None
Net revenues.......................................     None       None      None
Operating expenses.................................   $    1    $     3      None
Operating income (loss)............................   $   (1)   $    (3)     None
Interest income (expense), net.....................     None       None      None
Net loss...........................................   $8,488    $10,620      None

Per Share Data:
Loss before extraordinary item.....................   $ 2.56    $  3.69       N/A
Extraordinary item.................................     None       None       N/A
Basic and diluted loss per share...................   $ 2.56    $  3.69       N/A

Other Data:
Capital expenditures...............................     None       None      None
Cash dividends per common membership interest......     None       None      None

                                                               DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets........................................   $8,563    $17,050      $1
Long-term debt (including current maturities).......     None       None     None
Stockholders' equity................................    8,559     17,047      1

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

DEVELOPMENT ACTIVITIES

    Gaming Enterprises is an indirect subsidiary of AHL and was incorporated in December, 1997, for the sole purpose of issuing warrants and warrant shares as part of the Notes offering. The sole material asset of Gaming Enterprises is 25% of the Holdings Common Membership Interests which represents an indirect interest to the warrant holders of 10% of the outstanding Holdings Common Membership Interests on a fully diluted basis. Gaming Enterprises has no business or activities other than its investment in Gaming Holdings, which is a development stage company. Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding Common Membership Interests and 100% of the outstanding Series A Preferred Interests in Gaming. The operations of Gaming Holdings and its subsidiaries ("Company") have been limited to obtaining financing for, securing the land for, arranging for the construction of, finalizing the design of, constructing and developing, and applying for the appropriate gaming licenses for the Aladdin.

RESULTS OF OPERATIONS

    Enterprises has no business or activities or material assets other than its investment in Gaming Holdings, which is a development stage company and has no significant operations to date.

    The Company is in the development stage and has no significant operations to date. The Company has capitalized all qualifying construction costs. Accordingly, the Company does not have any historical operating income. The capitalized costs consist primarily of land contributed by certain members of Gaming Holdings, design fees, financing and commitment fees, construction costs and interest on qualifying assets. Capitalized costs include approximately
$2.2 million related to Aladdin Music for necessary predevelopment costs and expenses of the Aladdin Music Project. The Company's operating expenses primarily have consisted of interest, amortization costs and expenses related to the Notes and pre-opening costs.

    The Company anticipates that its results of operations from inception to the opening of the Aladdin will be adversely affected by the expensing of pre-opening costs and interest not qualifying for capitalization and should not be indicative of future operations. Accordingly, historical results will not be indicative of future operating results. Future operating results of the Company are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the Company's control. While the Company believes that the Aladdin will be able to attract a sufficient number of patrons and achieve the level of activity necessary to permit the Company to meet its debt payment obligations, including the Notes and other indebtedness, and its other obligations, there can be no assurance with respect thereto.

    Because Gaming Enterprises' only material asset is its 25% interest in Gaming Holdings, Gaming Enterprises records 25% of Gaming Holdings' losses and preferred dividend in arrears as equity in loss of unconsolidated affiliate.

    Gaming Enterprises recorded a net loss of approximately $8.5 million and $10.6 million for the years ended December 31, 1999 and 1998, respectively. Gaming Enterprises cumulative loss for the period of inception (December 3, 1997) to December 31, 1999 was approximately $19.1 million. Gaming Holdings' losses were due to the pre-opening costs, interest expense, amortization costs and expenses related to the Note.

MATERIAL CHANGES IN FINANCIAL CONDITION

    Through December 31, 1999, approximately $424.2 million had been expended primarily on the development of the Aladdin, of which approximately
$74.5 million had been expended on repayment of debt associated with the land contribution to the Company, approximately $292.6 million in construction, furniture, fixtures and equipment, and capitalized interest, approximately $39.5 million in debt issuance and member equity costs, and approximately $17.6 million in pre-opening costs, net interest expense, and other current assets.

LIQUIDITY AND CAPITAL RESOURCES

    On February 26, 1998, Gaming Holdings and Capital issued $221.5 million in aggregate principal amount of the Notes. The proceeds to the Company from the Notes were approximately $115.0 million and all the proceeds have been utilized by the Company for the development and construction of the Aladdin. For further details on the Notes, including the covenants, restrictions and limitations on the Company pursuant to the Notes Indenture, see Exhibit 10.1 to the Gaming Enterprises' Form 10-K for the year ended December 31, 1999.

    Gaming has a credit facility ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and The Bank of Nova Scotia as the administrative agent for the lenders (collectively, "Lenders"). The Credit Agreement consists of three separate term loans. Term A Loan comprises a term loan of $129.7 million and matures five and one-half years after the initial borrowing date. Term B Loan comprises a term loan of $114 million and matures eight and one-half years after the initial borrowing date. Term C Loan comprises a term loan of $160 million and matures ten years after the initial borrowing date. As of December 31, 1999, approximately $7.3 million of the Term B Loan proceeds, plus accrued interest, and approximately $53.3 million of the Term C Loan proceeds, plus accrued interest, is available. As of December 31, 1999, Gaming has approximately $20 million of interest income that has been earned on the Term B and Term C Loan proceeds that is also available. The disbursement of the proceeds of the Term A Loan has not commenced as of the date hereof. Under the Credit Agreement, Gaming had $21.3 million available for its investment in Aladdin Music. However, during the Third Quarter of 1999, pursuant to the Credit Agreement, Gaming could, and did, allocate $15.0 million of such funds to the Theater renovation and reduced the Term A Loan by the remaining $6.3 million. For further details on the Bank Credit Facility, including the covenants, restrictions and limitations on Gaming pursuant to the Bank Credit Facility, see
Exhibit 10.12 to Gaming Enterprises Form 10-K for the year ended December 31, 1999.

    Gaming has operating lease financing of up to $60 million and a term loan facility of $20 million to obtain gaming equipment and other specified equipment (collectively, "FF&E Financing"). On March 6, 2000, disbursements under the FF&E Financing commenced. For further details on the operating lease financing and term loan facility, including the covenants, restrictions and limitations on Gaming pursuant to the FF&E Financing, see Exhibit 10.40 to Gaming Enterprises' Form 10-K for the year ended December 31, 1999.

    Upon the later of (a) the transfer of the real property under the Mall Project by Gaming to Aladdin Bazaar, or (b) the commencement of Aladdin's operations, Aladdin Bazaar will execute a promissory note of approximately $16.7 million to Gaming. Principal and interest on the note is payable by Aladdin Bazaar to Gaming in the amount of $2 million per year. The required payments are subordinated to various restrictions under the Aladdin Bazaar operating agreement. Due to the restrictions upon the payments, there can be no assurances that Gaming will receive any payments under this note.

    London Clubs, the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by the Sommer Trust (collectively, "Bank Completion Guarantors"), have entered into a completion guaranty ("Bank Completion Guaranty") for the benefit of the Lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. From January 1, 1999 to December 31, 1999, a total of approximately $67.2 million in payments has been made pursuant to the Bank Completion Guaranty, which has been funded approximately
$62.8 million by London Clubs and approximately $4.4 million by the Sommer Trust. Pursuant to a contribution agreement ("Contribution Agreement"), dated as of February 26, 1998, the Sommer Trust and London Clubs agreed to share all obligations under the Bank Completion Guaranty, 75% and 25%, respectively, and to the extent that one of the parties could not fund its proportionate amount under the Contribution Agreement, the other party could fund the non-contributing party's proportionate amount. However, effective as of October 1, 1999, London Clubs and the Sommer Trust amended the "Contribution Percentage" provided in the Contribution Agreement to be 60% in the case of the Sommer Trust and 40% in the case of London Clubs. The holders of the Notes are not a party to the Bank Completion Guaranty; however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions that significantly limit the rights of the Trustee under the Noteholder Completion Guaranty.

    During 1999, the Company increased the Main Project Budget by approximately $79.6 million, of which $12.4 million was funded in the first quarter of 2000. This amount reflected an increase in construction costs of approximately
$53.2 million, an increase in pre-opening costs of approximately $21.9 million and an increase in capitalized interest of $4.5 million. Pursuant to the Bank Completion Guaranty, during 1999, a total of $67.2 million was paid, approximately $62.8 million by London Clubs and approximately $4.4 million by the Sommer Trust.

    The Aladdin project budget ("Budget") was $826 million when Gaming and Gaming Holdings entered into arrangements to finance construction of the Aladdin in February 1998. Since that time and to March 1, 2000, the Budget was increased by an aggregate of $87.8 million to $913 million, which amounts were funded pursuant to the Bank Completion Guaranty by London Clubs and the Sommer Trust. Pursuant to the Contribution Agreement between London Clubs and the Sommer Trust, dated February 26, 1998 ("Contribution Agreement"), Sommer Trust and London Clubs agreed that any amounts required to be paid pursuant to the Bank Completion Guaranty would be funded 75% by the Sommer Trust and 25% by London Clubs. Effective as of October 1, 1999, these contribution percentages were amended to be 60% in the case of the Sommer Trust and 40% in the case of London Clubs. Notwithstanding the Contribution Agreement, the $87.8 million Budget increase was funded approximately $83.5 million by London Clubs and approximately $4.3 million by the Sommer Trust. During March 2000, the Company completed a review of the estimated total costs to complete and open the Aladdin and, as a result of that review, increased the Budget by $60.4 million. The Company advised the Sommer Trust and London Clubs of the need to fund such increase pursuant to the Bank Completion Guaranty. The Sommer Trust advised the Company and London Clubs that it is not at this time making any capital contribution in order to fund any portion of this Budget increase of $60.4 million. In light of the joint and several obligation of the Bank Completion Guaranty, London Clubs has advised the Company that it would fund all of this Budget increase by (a) providing a cash equity contribution to the Company of approximately $13.1 million, which the Company received on March 30, 2000, and (b) establishing a letter of credit in the amount of approximately $47.3 million to be used to fund the Budget increase. The Company believes that the Budget as set out above is reasonable and can be achieved. The Company believes that the Budget as set out above is reasonable and can be achieved.

    In connection with the development of the Mall Project, Aladdin Bazaar will reimburse the Company approximately $14.2 million for the construction of certain areas shared by the Aladdin and the Mall Project and the facade to the Aladdin. Additionally, Aladdin Bazaar is obligated to spend no more than

$36 million for the Carpark. Therefore, any cost overruns associated with these items will be borne by the Company. In addition, the Company is obligated to pay to Aladdin Bazaar: (i) a $3.2 million fee per year for a term of 99 years, which is adjusted every fifth year pursuant to a consumer price index-based formula, for usage of the Carpark; and (ii) the Company's proportionate share of the operating costs associated with the Carpark and other common areas.

    The Company believes that the funds provided by the Notes, Bank Credit Facility, FF&E Financing, London Clubs' equity contribution and contributions pursuant to the Bank Completion Guaranty (collectively, "Funding Transactions") will be sufficient to develop, complete and commence operation of the Aladdin; however, there can be no assurance that the Funding Transactions will be sufficient for the development, construction and commencement of operation of the Aladdin.

    Following the commencement of operations of the Aladdin, the Company expects to fund its operating, debt service and capital needs, as currently contemplated, with $15 million of working capital from the Funding Transactions and operating cash flows. In addition, upon the opening of the Aladdin, the Company is expected to have an aggregate of $10.0 million available under a working capital facility; however, there can be no assurance such facility will be available to the Company, or that, if available, the facility will be on terms favorable to the Company.

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

GAMING HOLDINGS CAPITAL RESTRUCTURE

    On December 10, 1999, the holders of Holdings Common Membership Interests entered into an agreement ("Agreement") to restate the capital structure of Gaming Holdings. The Sommer Trust and London Clubs are collectively referred to below as the "Guarantors."

    Prior to the execution of the Agreement, if either the Sommer Trust or London Clubs (each a "Guarantor") was unable to make a capital contribution to Gaming Holdings as required under the Bank Completion Guaranty and the Gaming Holdings Operating Agreement, the contributing Guarantor could lend funds to the other Guarantor to satisfy its obligations under the guaranty. Gaming Holdings issued Series A Preferred Shares in exchange for all completion guaranty payments made prior to the execution of the Agreement. The Guarantors determined that this mechanism for contributing such amounts to Gaming Holdings was not adequate. Accordingly, they adopted the Agreement to rescind the loans between them and restate all Completion Guaranty Payments as contributions from the Guarantor providing the capital directly to Gaming Holdings.

    Pursuant to the Agreement, the Series A Preferred Shares previously issued in exchange for payments made pursuant to the Bank Completion Guaranty ("Completion Guaranty Payments") were rescinded and Gaming Holdings issued
(i) Series A Preferred Shares to London Clubs for $11,817,539 of Completion Guaranty Payments plus $2,534,519 of unpaid preferred return accrued on such payments prior to October 1, 1999, (ii) Series C Convertible Preferred Shares to London Clubs for $30,000,000 of Completion Guaranty Payments made prior to October 1, 1999, (iii) Series CC Convertible Preferred Shares to London Clubs for the unpaid cumulative preferred return on the Series C Convertible Preferred Shares that accrued between October 1, 1999 and the date of conversion of the Series C Convertible Preferred Shares, (iv) Series D Preferred Shares to London Clubs representing a profits only interest in Gaming Holdings, and
(v) Series E Preferred Shares to the Sommer Trust for $4,333,034 of Completion Guaranty Payments made prior to October 1, 1999. The Agreement further provides that Gaming Holdings shall issue, for all future completion guaranty payments made by the Guarantors (i) Series A Preferred Shares in exchange for the contribution of such payments and (ii) Series D Preferred Shares representing a profits only interest in Gaming Holdings.

    The Series C Convertible Preferred Shares shall earn a return equal to twenty percent (20%) per annum, cumulative and compounded semi-annually from October 1, 1999. London Clubs has the option to convert all (but not less than all) of the Series C Convertible Preferred Shares into fifteen percent (15%) of the Holdings Common Membership Interests at any time on or before April 30, 2000. If the Series C Convertible Preferred Shares are converted, LCNI's ownership interest would increase to forty percent (40%) of the Holdings Common Membership Interests and Sommer Enterprises' ownership interest would decrease to thirty-two percent (32%) of the Holdings Common Membership Interests, so that, when combined with Sommer Enterprises interest in Gaming Enterprises, Sommer Enterprises would have a total ownership interest of fifty seven percent (57%). The Series CC Preferred Shares shall earn a return equal to twenty percent (20%) per annum, cumulative and compounded semi-annually. Pursuant to a subsequent Letter Agreement between the Guarantors dated February 23, 2000, the Series D Preferred Shares and the Series A Preferred Shares shall earn a combined preferred return equal to the return earned on the Series E Preferred Shares (i.e., thirty percent (30%) per annum, cumulative and compounded semi-annually). The Series E Preferred Shares shall earn a return equal to thirty percent (30%) per annum, cumulative and compounded semi-annually. With respect to the allocation of Profits and Losses, and Distributions including distributions in liquidation, the following is the order of priority of the Preferred Shares: Series A Preferred Shares, Series D Preferred Shares,
Series C Convertible, and Series CC Preferred Shares, and collectively (PARI PASSU) Series E and B Preferred Shares.

    As a function of the Agreement, the Guarantors further amended, effective as of October 1, 1999, the Contribution Agreement so that the "Contribution Percentage" shall mean, for the purposes of Completion Guaranty Payments,
(a) sixty percent (60%) in the case of the Sommer Trust and (b) forty percent (40%) in the case of London Clubs.

    As part of the Agreement, Gaming Holdings, the Sommer Trust, London Clubs and LCNI entered into a Redemption Agreement with regard to their respective right to redeem or purchase, as the case may be, the Series A and D Preferred Shares (as a unit consisting of one Series A Preferred Share and one Series D Preferred Share ("Redeemable Preferred Share")) as follows:

    Gaming Holdings shall have the right, subject to and in conformity with the provisions of the Indenture to redeem any amount of Redeemable Preferred Shares at an amount equal to the fully accreted value of such shares at the time of redemption, together with a "make whole" agreement whereby the holder of the Redeemable Preferred Shares being redeemed shall be made whole by Gaming Holdings with respect to the holder's costs and expenses incurred in financing the Redeemable Preferred Shares and making them available for redemption by Gaming Holdings.

    If the Sommer Trust, Sommer Enterprises or a wholly-owned subsidiary of the Sommer Trust or Sommer Enterprises to be designated by the Sommer Trust is in a position to offer payment to London

Clubs or LCNI at the fully accreted value on the date of offer to buy Redeemable Preferred Shares of Gaming Holdings held by London Clubs and LCNI, the Sommer Trust, Sommer Enterprises or a wholly-owned subsidiary of the Sommer Trust or Sommer Enterprises to be designated by the Sommer Trust shall have the right from time to time but not the obligation to purchase from London Clubs and LCNI an amount of such shares so that the total Redeemable Preferred Shares held by the Sommer Trust, Sommer Enterprises or a wholly-owned subsidiary of the Sommer Trust or Sommer Enterprises to be designated by the Sommer Trust and all its Affiliates (including such Redeemable Preferred shares they may have held) would be up to 60% of all outstanding Redeemable Preferred Shares at a price equal to their then fully accreted value. Purchase by the Sommer Trust of any Redeemable Preferred Shares held by London Clubs or LCNI shall include a "make whole" payment by the Sommer Trust to London Clubs or LCNI consisting of (i) the Sommer Trust's applicable proportionate share of all fees, transaction costs, call premiums and other expenses borne by London Clubs or LCNI in connection with the financing of the acquisition of the Redeemable Preferred Shares (but solely with respect to the proportionate share of the proceeds from such financing which is directly invested in the Aladdin) and their purchase by the Sommer Trust including interest at the rate of prime plus two percent (2%) per annum from the time expenses were incurred by London Clubs to the time of the make whole payment; and (ii) 100% of any increased tax consequences to London Clubs or LCNI resulting from the purchase of the Redeemable Preferred Shares by the Sommer Trust as opposed to redemption by Gaming Holdings. Upon purchase by the Sommer Trust, and at its option to be exercised at the time of purchase, the Redeemable Preferred Shares purchased from London Clubs or LCNI may either (i) (a) be subordinated to those Redeemable Preferred Shares still held by London Clubs or LCNI, but rank ahead of all other Preferred Shares, and (b) earn a reduced unit return to be no greater than twenty percent (20%) or less than fifteen percent (15%) per annum, cumulative and compounded semi-annually to be determined no later than the time the parties enter into formal amendments to the Operating and Contribution Agreements; or (ii) (a) be PARI PASSU with the Redeemable Preferred Shares still held by London Clubs or LCNI and (b) earn a reduced unit return equal to the yield to worst on the Notes at the time of purchase by the Sommer Trust plus 100 basis points, such return to be per annum, cumulative and compounded semi-annually. In the event that the Sommer Trust is in the position to offer payment as set forth herein, and makes a good faith offer to purchase up to 60% of the Redeemable Preferred Shares but London Clubs or LCNI, as the case may be, is unable to sell such shares for any reason, London Clubs will negotiate in good faith with the Sommer Trust a "make whole" agreement whereby the Sommer Trust shall be compensated no more than its actual losses, taking account of the full costs including financing costs and "make whole" payments it would have incurred in acquiring and holding such shares, and in any event no more than the return it would have received by owning the Redeemable Preferred Shares if offered to purchase from London Clubs or LCNI and exercising the option set forth herein, less the return the Sommer Trust would receive if it acquired an equivalent amount of United States Treasury securities at the then prevailing rate.

    In the event that the terms of the financing arrangements obtained by London Clubs with respect to financing future Completion Guaranty Payments requires a transfer of Holdings Common Membership Interest to London Club's lenders in the form of non-voting warrants, or otherwise, the Trust and London Clubs have agreed that both LCNI and Sommer Enterprises shall be diluted in such proportions and in such amounts as shall be agreed upon by the parties when the terms of such financing arrangements have been finalized.

    The holders of Holdings Common Membership Interests also amended the Gaming Holdings Operating Agreement, (a) in regards to the definition of "Permitted Transferee" and "Prohibited Transferee;" (b) to provide that the Board of Managers of Gaming Holdings shall be expanded to seven Board Members and appointed as follows: (i) Aladdin Enterprises shall appoint three Board Members and (ii) LCNI shall appoint four Board Members, and as of March 15, 2000, the Board Members are Jack Sommer, Ronald B. Dictrow and Richard J. Goeglein as Aladdin Enterprises appointees and Alan L. Goodenough, G. Barry C. Hardy, William Timmins and one other appointee who shall be an officer, director or employee of LCI still to be named by LCNI; (c) to provide that the failure of either the

Sommer Trust or London Clubs to pay its pro rata shares of Completion Guaranty Payments (i) shall not result in the removal by LCNI if London Clubs has failed to pay its pro rata share, or Aladdin Enterprises, if the Sommer Trust has failed to pay its pro rata share, of one of their respective designated Board Members and (ii) shall not result in the replacement of Jack Sommer as Chairman of the Board; (d) eliminating the requirement of the vote or consent in writing of a Supermajority to declare setting aside or payment of any Distribution with respect to Series A Preferred Shares; and (e) including Music within the definition of Subsidiary of Gaming Holdings.

    Section 6.7(b), (c) and (d) of the Amended and Restated Purchase Agreement dated as of February 26, 1998 between LCNI, London Clubs, Gaming Holdings, Gaming, Aladdin Holdings, LLC, Sommer Enterprises and the Sommer Trust, which relates to certain participation and approval rights of LCNI with respect to the Aladdin Music Project is deleted.

    The Board of Managers for Aladdin Music Holdings, LLC and Aladdin Music, LLC shall each have six Board Members appointed as follows: (a) the Sommer Trust shall appoint three Board Members; and (b) London Clubs shall appoint three Board Members.

    Notwithstanding any other provision in the parties' agreement as detailed above, if the parties are unable for any reason to effect a transfer of fifteen percent (15%) of the Holdings Common Membership Interests to LCNI upon conversion of the Series C Convertible Preferred Shares, no part of the Agreement shall be effective.

    As of February 23, 2000, the holders of Holdings Common Membership Interests entered into an agreement whereby, if certain payments are made with respect to certain letters of credit issued in connection with Gaming's acquisition of furniture, fixtures and equipment, such payments shall be treated in a manner similar to Completion Guaranty Payments as set forth above.

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

    Beginning June 30, 1999, Gaming has the following interest rate swaps, interest rate ceilings and floor caps, and related notional amounts in effect:
(i) an interest rate swap with an original notional amount of $114 million increasing to a maximum of $222.5 million whereby interest is fixed at 5.50% through March 31, 2000; (ii) after March 31, 2000, an interest rate collar with a notional amount of $250 million, a maximum and minimum interest rate of 7.5% and 5.15%, respectively, will go into effect and mature on September 30, 2006; and (iii) an interest rate collar with a notional amount of $160 million, a maximum rate of 8.00%, a minimum rate of 5.15% and a maturity date of March 31, 2003. All rates noted above are LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The LIBOR applicable to these agreements was 6.16% as of December 31, 1999. The fair market value of the Gaming's interest rate swaps, interest rate ceilings and floor caps as provided by the counterparty, is a net receivable of approximately $4.9 million at December 31, 1999.

    The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of Gaming. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as LIBOR fluctuates.

    Neither Gaming nor the counterparty, which is a prominent financial institution, is required to collateralize their respective obligations under these swaps. Gaming is exposed to loss if the counterparty defaults. However, the Company considers the risk of non-performance to be minimal as the counterparty is a member of the Bank Credit Facility.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities record all derivatives as assets or liabilities measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 amends or supercedes several current accounting statements. In July 1999, the FASB issued SFAS No. 137 which delays the effective date of SFAS No. 133 from fiscal year 2000 to fiscal year 2001. Gaming Holdings is in the process of analyzing SFAS No. 133 and the impact on its consolidated financial position and results of operations.

CERTAIN FORWARD LOOKING STATEMENTS

    Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitation, those relating to the Design/Build Contract, the Credit Agreement and other agreements, plans for future operations, current construction and development activities (including competition dates and budgets), other business development activities, capital spending, financing sources and the effect of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the current development and construction activities and costs and timing thereof, the sources and extent of financing for the Project, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    There is incorporated by reference the information appearing under the caption "Market Risk" in Item 7 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      Report of Independent Public Accountants

To the Board of Directors of
Aladdin Gaming Enterprises, Inc.:

    We have audited the accompanying balance sheets of Aladdin Gaming Enterprises, Inc. (a Nevada corporation in the development stage) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and for the period from inception (December 3, 1997) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aladdin Gaming
Enterprises, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from inception (December 3, 1997) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Las Vegas, Nevada
March 30, 2000

                        ALADDIN GAMING ENTERPRISES, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                      (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
ASSETS
Cash and cash equivalents...................................    $      1       $      1
Investment in unconsolidated affiliate......................       8,562         17,049
                                                                --------       --------
                                                                $  8,563       $ 17,050
                                                                ========       ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Payable to related party....................................    $      4       $      3
Common Stock
  Class A, no par value, 2,000,000 shares authorized,
    1,107,500 issued and outstanding as of December 31, 1999
    and December 31, 1998...................................
  Class B, no par value and non-voting, 8,000,000 shares
    authorized, 2,215,000 issued and outstanding and
    2,215,000 shares reserved pursuant to the warrant
    agreement as of December 31, 1999 and December 31,
    1998....................................................      13,247         13,247
Additional paid-in capital..................................      14,420         14,420
Deficit accumulated during the development stage............     (19,108)       (10,620)
                                                                --------       --------
                                                                $  8,563       $ 17,050
                                                                ========       ========

  See accompanying summary of accounting policies and notes to these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

             YEARS ENDED DECEMBER 31, 1999, 1998 AND FOR THE PERIOD FROM INCEPTION (DECEMBER 3, 1997) THROUGH DECEMBER 31, 1999

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          FOR THE PERIOD
                                                                                          FROM INCEPTION
                                                                                        (DECEMBER 3, 1997)
                                              FOR THE YEAR ENDED   FOR THE YEAR ENDED        THROUGH
                                              DECEMBER 31, 1999    DECEMBER 31, 1998    DECEMBER 31, 1999
                                              ------------------   ------------------   ------------------
Other expenses..............................       $       1            $       3            $       4
Equity in loss of unconsolidated
  affiliate.................................           8,487               10,617               19,104
Income tax expense (benefit)................              --                   --                   --
                                                   ---------            ---------            ---------
  Net loss accumulated during the
    development stage.......................       $   8,488            $  10,620            $  19,108
                                                   =========            =========            =========
Basic and diluted loss per share............       $    2.56            $    3.69            $    6.40
Shares used in per share calculation........       3,322,500            2,876,466            2,984,990

  See accompanying summary of accounting policies and notes to these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

             YEARS ENDED DECEMBER 31, 1999, 1998 AND FOR THE PERIOD FROM INCEPTION (DECEMBER 3, 1997) THROUGH DECEMBER 31, 1997

                                 (IN THOUSANDS)

                                                                 ADDITIONAL
                                                 COMMON STOCK       PAID-      ACCUMULATED
                                                CLASS A AND B    IN CAPITAL      DEFICIT      TOTAL
                                                --------------   -----------   -----------   --------
BALANCE, DECEMBER 3, 1997.....................      $    --        $    --       $     --    $    --
Issuance of common stock, 1 share issued......           --              1             --          1
                                                    -------        -------       --------    -------
BALANCE, DECEMBER 31, 1997....................           --              1             --          1
Net loss accumulated during the development
  stage.......................................           --             --        (10,620)   (10,620)
Issuance of Class A common stock, 1,107,499
  shares issued, and Class B common stock,
  2,215,000 shares issued.....................       13,247             --             --     13,247
Issuance of Warrants to purchase Class B
  common stock, 2,215,000 warrants issued.....           --         15,000             --     15,000
Equity costs from unconsolidated affiliate....           --           (581)            --       (581)
                                                    -------        -------       --------    -------
BALANCE, DECEMBER 31, 1998....................       13,247         14,420        (10,620)    17,047
Net loss accumulated during the development
  stage.......................................           --             --         (8,488)    (8,488)
                                                    -------        -------       --------    -------
BALANCE, DECEMBER 31, 1999....................      $13,247        $14,420       $(19,108)   $ 8,559
                                                    =======        =======       ========    =======

  See accompanying summary of accounting policies and notes to these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

             YEARS ENDED DECEMBER 31, 1999, 1998 AND FOR THE PERIOD FROM INCEPTION (DECEMBER 3, 1997) THROUGH DECEMBER 31, 1999

                                 (IN THOUSANDS)

                                                                                         FOR THE PERIOD
                                                                                         FROM INCEPTION
                                         FOR THE YEAR ENDED   FOR THE YEAR ENDED       (DECEMBER 3, 1997)
                                         DECEMBER 31, 1999    DECEMBER 31, 1998    THROUGH DECEMBER 31, 1999
                                         ------------------   ------------------   --------------------------
Cash flows from operating activities:
  Net loss.............................        $(8,488)            $(10,620)                $(19,108)
  Loss of unconsolidated affiliate.....          8,487               10,617                   19,104
  Increase in related party payable....              1                    3                        4
                                               -------             --------                 --------
Net cash used in operating
  activities...........................             --                   --                       --
                                               -------             --------                 --------
Cash flows used in investing
  activities:
  Investment in unconsolidated
    affiliate..........................             --              (15,000)                 (15,000)
                                               -------             --------                 --------
Cash flows from financing activities:
  Proceeds from the issuance of
    stock..............................             --                   --                        1
  Proceeds from the issuance of
    warrants...........................             --               15,000                   15,000
                                               -------             --------                 --------
Net cash provided by financing
  activities...........................             --               15,000                   15,001
                                               -------             --------                 --------
Net increase in cash and cash
  equivalents..........................             --                   --                        1
Cash and cash equivalents at beginning
  of period............................              1                    1                       --
                                               -------             --------                 --------
Cash and cash equivalents at end of
  period...............................        $     1             $      1                 $      1
                                               =======             ========                 ========
Supplemental disclosures of non-cash
  investing and financing activities:
  Stockholders' equity contribution
    book value
    Land...............................        $    --             $  6,247                 $  6,247
    Construction in progress...........        $    --             $  7,000                 $  7,000
    Equity costs from unconsolidated
      affiliate........................        $    --             $   (581)                $   (581)

  See accompanying summary of accounting policies and notes to these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND EQUITY METHOD ACCOUNTING

    Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Gaming Enterprises"), was established on December 3, 1997. Gaming Enterprises holds a 25% interest in Aladdin Gaming Holdings, LLC, a Nevada limited liability company ("Gaming Holdings") which was established on December 1, 1997. Gaming Holdings initially was owned by Gaming Enterprises (25%), Sommer Enterprises, LLC, a Nevada limited liability company (72%) ("Sommer Enterprises"), and GAI, LLC, a Nevada limited liability company ("GAI") (3%). On February 26, 1998, London Clubs International plc ("London Clubs"), through its subsidiary London Clubs Nevada Inc. ("LCNI"), contributed $50 million for a 25% interest in Gaming Holdings common membership interests ("Holdings Common Membership Interests"). Sommer Enterprises contributed a portion of land for Holdings Common Membership Interests. Gaming Enterprises, which is owned 100% by Sommer Enterprises, contributed a portion of land, $7 million of predevelopment costs and $15 million in cash for Holdings Common Membership Interests. After the additional contributions, Sommer Enterprises owns 47% of Gaming Holdings, Gaming Enterprises owns 25% of Gaming Holdings, LCNI owns 25% of Gaming Holdings, and GAI owns 3% of Gaming Holdings. On November 30, 1998, the Sommer Trust and its affiliates agreed that they will cause Sommer Enterprises and Gaming Enterprises to vote their respective Holdings Common Membership Interests so that (taking into account Holdings Common Membership Interests held by London Clubs or its affiliates) London Clubs controls fifty percent of the voting power of Gaming Holdings. On December 10, 1999, the holders of Holdings Common Membership Interest agreed to restate the capital structure of Gaming Holdings, which restatement provided, in addition to other matters, that LCNI has an option to convert certain preferred membership interests of Gaming Holdings into 15% of Holding Common Membership Interests, the creation of certain new classes of preferred membership interests and for LCNI's control of the majority of the Board of Managers of Gaming Holdings; however, most material decisions remain subject to the supermajority consent of Gaming Holdings members. Aladdin Holdings, LLC, a Delaware limited liability company ("AHL"), indirectly holds a majority interest in Gaming Holdings. The members of AHL are the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust") which holds a 95% interest in AHL and GW Vegas, LLC, a Nevada limited liability company ("GW"), a wholly owned subsidiary of Trust Company of the West ("TCW"), which holds a 5% interest in AHL.

    Gaming Enterprises has no other business or activity other than its investment in Gaming Holdings, which is a development stage company. Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corp. ("Capital") is a wholly owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of the 13 1/2% Senior Discount Notes. Capital will not have any material operations or assets and will not have any revenues. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music"). Gaming Holdings and its subsidiaries are collectively referred to herein as "Company."

    The operations of Gaming Holdings have been primarily limited to the design, development, financing and construction of a new Aladdin Resort and Casino ("Aladdin"). The Aladdin will be the centerpiece of an approximately 35-acre world-class resort, casino and entertainment complex ("Complex") located on the site of the former Aladdin hotel and casino in Las Vegas, Nevada, a premier location at the center of Las Vegas Boulevard. The Aladdin has been designed to include a luxury themed hotel of approximately

                        ALADDIN GAMING ENTERPRISES, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) 2,600 rooms, an approximately 116,000 square foot casino, an approximately 1,200-seat production showroom and six restaurants.

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

    Gaming Enterprises' interest in Gaming Holdings has been accounted for under the equity method. Under the equity method, the original investment is recorded at cost, and is adjusted by Gaming Enterprises' share of earnings, losses and distributions, including preferred dividends accrued, received from and made to the investee.

CASH AND CASH EQUIVALENTS

    Gaming Enterprises considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INCOME TAXES

    Gaming Enterprises accounts for income taxes using the liability method as set forth in the Statement of Financial Accounting Standard No. 109, "Accounting For Income Taxes". Under the liability method, deferred taxes are provided based on the temporary differences between the financial reporting basis and the tax basis of Gaming Enterprises' assets and liabilities.

    There was no income tax expense or benefit recorded for the period from inception (December 3, 1997) through December 31, 1999 as Gaming Enterprises is a development stage company and the realization of any deferred tax asset is uncertain.

LOSS PER BASIC AND DILUTED SHARE

    Loss per basic and diluted share is based on the weighted average number of shares outstanding. Basic and diluted shares outstanding were 3,322,500, 2,876,466 and 2,984,990 for the years ended December 31, 1999 and 1998 and from inception (December 3, 1997) through December 31, 1999, respectively. Diluted shares include stock options and warrants when dilutive. Due to the loss accumulated during the development stage, Gaming Enterprises' warrants would be anti-dilutive and therefore have not been utilized in the computation of dilutive shares.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities record all derivatives as assets or liabilities measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of

                        ALADDIN GAMING ENTERPRISES, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the derivative and whether it qualifies for hedge accounting. SFAS No. 133 amends or supercedes several current accounting statements. In July 1999, the FASB issued SFAS No. 137 which delays the effective date of SFAS No. 133 from fiscal year 2000 to fiscal year 2001. Gaming Holdings is in the process of analyzing SFAS No. 133 and the impact on its consolidated financial position and results of operations.

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

                        ALADDIN GAMING ENTERPRISES, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. INVESTMENT IN UNCONSOLIDATED AFFILIATE

    As discussed in Note 1, Gaming Enterprises holds a 25% interest in Gaming Holdings. Summarized condensed financial information of Gaming Holdings as of and for the years ended December 31, 1999 and 1998, is as follows:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Aladdin Gaming Holdings, LLC:
Statement of Operations Data:
  Net revenue...............................................      None       None
  Net loss..................................................  $ 26,112   $ 42,468
  Gaming Enterprises' share of net loss.....................     8,487     10,617
Balance Sheet Data:
  Assets:
    Current assets..........................................  $ 89,592   $  9,970
    Property and equipment, net.............................   346,337    128,432
    Other assets............................................    32,771    264,359
                                                              --------   --------
    Total assets............................................  $468,700   $402,761
                                                              ========   ========
Liabilities and Members' Equity
  Liabilities...............................................  $441,464   $416,621
  Members' equity
    Gaming Enterprises......................................     8,562     17,049
    Other members...........................................    18,674    (30,909)
                                                              --------   --------
    Total liabilities and members' equity...................  $468,700   $402,761
                                                              ========   ========

    The changes in Gaming Enterprises' investment in unconsolidated affiliate is as follows:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Beginning investment balance................................  $17,049    $ 28,247
Losses......................................................   (8,487)    (10,617)
Members' share of equity costs..............................       --        (581)
                                                              -------    --------
  Ending Investment Balance.................................  $ 8,562    $ 17,049
                                                              =======    ========

    During 1999, the Company increased the Main Project Budget by approximately $79.6 million, of which $12.4 million was funded in the first quarter of 2000. This amount reflected an increase in construction costs of approximately $53.2 million, an increase in pre-opening costs of approximately $21.9 million and an increase in capitalized interest of $4.5 million. Pursuant to the Bank Completion Guaranty, during 1999, a total of $67.2 million was paid, approximately $62.8 million by London Clubs and approximately $4.4 million by the Sommer Trust.

    The Aladdin project budget ("Budget") was $826 million when Gaming and Gaming Holdings entered into arrangements to finance construction of the Aladdin in February 1998. Since that time and to

                        ALADDIN GAMING ENTERPRISES, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. INVESTMENT IN UNCONSOLIDATED AFFILIATE (CONTINUED)
March 1, 2000, the Budget was increased by an aggregate of $87.8 million to $913 million, which amounts were funded pursuant to the Bank Completion Guaranty by London Clubs and the Sommer Trust. Pursuant to the Contribution Agreement between London Clubs and the Sommer Trust, dated February 26, 1998 ("Contribution Agreement"), Sommer Trust and London Clubs agreed that any amounts required to be paid pursuant to the Bank Completion Guaranty would be funded 75% by the Sommer Trust and 25% by London Clubs. Effective as of October 1, 1999, these contribution percentages were amended to be 60% in the case of the Sommer Trust and 40% in the case of London Clubs. Notwithstanding the Contribution Agreement, the $87.8 million Budget increase was funded approximately $83.5 million by London Clubs and approximately $4.3 million by the Sommer Trust. During March 2000, the Company completed a review of the estimated total costs to complete and open the Aladdin and, as a result of that review, increased the Budget by $60.4 million. The Company advised the Sommer Trust and London Clubs of the need to fund such increase pursuant to the Bank Completion Guaranty. The Sommer Trust advised the Company and London Clubs that it is not at this time making any capital contribution in order to fund any portion of this Budget increase of $60.4 million. In light of the joint and several obligation of the Bank Completion Guaranty, London Clubs has advised the Company that it would fund all of this Budget increase by (a) providing a cash equity contribution to the Company of approximately $13.1 million, which the Company received on March 30, 2000, and (b) establishing a letter of credit in the amount of approximately $47.3 million to be used to fund the Budget increase. The Company believes that the Budget as set out above is reasonable and can be achieved.

    The Company is subject to risks common to developing a large scale construction project. While the Company believes that its estimates are reasonable, and that the projected targets can be met, there can be no assurance that the Complex will be completed within the time period or budget currently contemplated. In addition, if the additional identified potential funding sources are insufficient or unavailable to fully cover any excess, the Company could be materially and adversely affected. So, while the Company believes that its estimates are reasonable, and that the projected targets can be met, there can be no assurance that the Complex, including the Aladdin, will be completed within the time period or budget currently contemplated.

4. EQUITY CONTRIBUTIONS

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

NAME                                          AGE                       POSITION
----                                        --------                    --------
Jack Sommer...............................     52      Chairman of the Gaming Holdings Board and
                                                       the Gaming Board; Director of Gaming
                                                       Enterprises and Capital; President and
                                                       Director of Gaming Enterprises

Richard J. Goeglein.......................     65      Chief Executive Officer and President of
                                                       Gaming Holdings, Gaming and Capital;
                                                       Director of Gaming Holdings, Gaming and
                                                       Capital

Ronald Dictrow............................     56      Executive Vice President and Director of
                                                       Gaming Holdings, Gaming and Capital; and
                                                       Director and Secretary of Gaming
                                                       Enterprises

Alan Goodenough...........................     56      Director of Gaming Holdings, Gaming and
                                                       Capital

G. Barry C. Hardy.........................     52      Director of Gaming Holdings, Gaming and
                                                       Capital

William Timmins...........................     52      Director of Gaming Holdings, Gaming and
                                                       Capital; Executive Vice President of
                                                       Gaming Holdings and Gaming,
                                                       President/Chief Operating Officer of the
                                                       Aladdin Resort & Casino

Jose A. Rueda.............................     63      Senior Vice President/Gaming of Gaming
                                                       Holdings, Gaming and Capital

David Attaway.............................     44      Senior Vice President of Gaming Holdings,
                                                       Gaming and Capital; President and Chief
                                                       Operating Officer of the Aladdin Music
                                                       Project

Patricia Becker...........................     48      Senior Vice President/Corporate Affairs
                                                       and Legal and Secretary of Gaming
                                                       Holdings, Gaming and Capital

Barbara Falvey............................     41      Senior Vice President/Human Resources of
                                                       Gaming Holdings, Gaming and Capital

Thomas A. Lettero(1)......................     43      Senior Vice President/Chief Financial
                                                       Officer/ Treasurer of Gaming Holdings,
                                                       Gaming and Capital; Treasurer of Gaming
                                                       Enterprises

NAME                                          AGE                       POSITION
----                                        --------                    --------
Mark A. Clayton...........................     34      Vice President and General Counsel of
                                                       Gaming Holdings and Gaming

------------------------

(1) On March 7, 2000, Mr. Lettero and the Company entered into an employment agreement which agreement becomes effective upon the expiration or waiver of Mr. Lettero's obligations under his prior employment agreement, which the Company anticipates will occur during the second quarter of 2000.

    Jack Sommer has been the Chairman of the Gaming Holdings Board and a director of Capital since November, 1997 and has been the chairman of the Gaming Board since February, 1998; and President of Gaming Enterprises since
December 1997. Mr. Sommer has been a full time resident of Las Vegas since 1988. Mr. Sommer is both a trustee and contingent beneficiary of the Trust. He has over 25 years of experience in developing residential and commercial real estate, including luxury residential projects such as North Shore Towers, in Queens County, New York, and The Sovereign at 425 East 58th Street in Manhattan. The Sommer family has been in the real estate development business for over 100 years, operating for part of that time as Sommer Properties ("Sommer Properties") founded by Mr. Sommer's father (who passed away in 1979), and which is controlled by Mr. Sommer and his mother, Mrs. Viola Sommer. Other developments of Sommer Properties have included 280 Park Avenue, Manhattan, an 820,000 square foot office building in Manhattan formerly owned and currently partially occupied by the Bankers Trust Company; 135 West 50th Street, Manhattan, an 800,000 square foot office building also known as the AMA Building; and 600 Third Avenue, Manhattan, a 500,000 square foot office building. Sommer Properties has also developed over 35,000 single family homes, primarily in New Jersey, as well as several major office buildings and mixed-use developments.

    Richard J. Goeglein has been Chief Executive Officer and a director of Gaming Holdings and Capital since November 1997 and has been a director of Gaming since February 1998. Mr. Goeglein has spent over 35 years in the hotel/casino and food service industry. He was an Executive Vice President and a member of the Board of Directors of Holiday Inns and Holiday Corp. from 1978 through 1987. Mr. Goeglein also served as President and Chief Executive Officer of Harrah's Hotels and Casinos ("Harrah's") after Holiday Inns acquired Harrah's from 1980 to the Fall of 1984 and as President and Chief Operating Officer of Holiday Corp. (the parent company of Holiday Inns, Harrah's, Hampton Inns and Embassy Suites) from October 1984 through 1987. From 1988 to 1992, Mr. Goeglein participated in several corporate turnarounds in the technology and consumer services fields. In 1992, Mr. Goeglein formed Gaming Associates, Inc. ("Gaming Associates") to take management control of Dunes Hotel and Casino in Las Vegas and to prepare a plan of closure for and carry out the closure of the property. Gaming Associates provided consulting services to the lodging and gaming industries. Mr. Goeglein recently served as a member of the Gaming Oversight Committee of Marriott Corporation ("Marriott") and through Gaming Associates, provided consulting services to Marriott's gaming operations situated outside of the United States through December 1997. Mr. Goeglein served as a director of Hollywood Park, Inc. until October 1998.

    Ronald Dictrow has been Executive Vice President and Director of Gaming Holdings and Capital since November 1997 and has been a director of Gaming since February 1998; and Director and Secretary of Gaming Enterprises since
December 1997. Mr. Dictrow spent the first 12 years of his professional career as a CPA with the New York accounting firm David Berdon & Company and has a master's degree in accounting and taxation. In 1979, he was hired by Sigmund Sommer as Controller with financial responsibility for all of Mr. Sommer's properties. In 1984, Mr. Dictrow became Treasurer and Chief Financial Officer of the Sommer Trust with the additional responsibility for the operations and management of these properties. Mr. Dictrow is an advisor and consultant to Mrs. Viola Sommer and has been an officer and director of Sovereign
Apartments, Inc., a New York City cooperative apartment building since 1979.
Mr. Dictrow has had business dealings with the Sommer family for over 20 years.

    Alan Goodenough has been a director of Gaming Holdings, Gaming and Capital since February 1998. Mr. Goodenough, who is the Executive Chairman of London Clubs, has over 30 years of experience in the leisure and gaming industry, having worked as a public company director and at other senior levels with several major public leisure and casino companies in the United Kingdom.
Mr. Goodenough is also presently a fellow of the United Kingdom Hotel and Catering Institute and a member of the Institute of Directors of England and Wales.

    G. Barry C. Hardy has been a director of Gaming Holdings, Gaming and Capital since February 1998. Mr. Hardy has served as Chief Operating Officer of London Clubs since June 1999 and before that as Finance Director of London Clubs since 1989. Before joining London Clubs, Mr. Hardy worked in the leisure and gaming industries. His business experience includes executive level positions with Pleasurama, plc, where he held the offices of Development Director, Group Finance Director and Company Secretary and Mr. Hardy was actively involved in the development of Pleasurama's leisure and casino interests. In 1988, after the acquisition of Pleasurama by Mecca Leisure Ltd., Mr. Hardy was appointed to Mecca's Board as Managing Director of its casino division.

    William Timmins has been a director of Gaming Holdings, Gaming and Capital since December 1998 and has been Executive Vice President of Gaming Holdings, Gaming and Capital and President and Chief Operating Officer of the Aladdin Resort & Casino since February 2000. Mr. Timmins has served as Executive Director of London Clubs since June 1999, before that as Director of International Operations of London Clubs since March, 1996. Mr. Timmins has over thirty years of experience in the casino industry and before joining London Clubs, Mr. Timmins was the Managing Director of Soceite Participation Investisments Casino, the third largest gaming company in France, from 1990 until 1995.

    Jose A. Rueda has been the Senior Vice President/Gaming of Gaming Holdings, Gaming and Capital since November 1997. Mr. Rueda has 39 years experience in the gaming industry, including gaming operations as well as the sale and distribution of gaming equipment. He was the Vice President, North East Region of Mikohn Gaming Corporation, which supplies gaming equipment to the casino industry, from 1995 to 1997. Prior to joining Mikohn, Mr. Rueda was with Harrah's for 31 years in a variety of management positions that included Director of Slot Operations, Harrah's Atlantic City, from 1986 to 1994; Vice President of Gaming/Slots, Harrah's Corporate from 1984 to 1986; Vice President of Operations, Harrah's at Trump Plaza from 1983 to 1984 and Vice President of Gaming, Harrah's Corporate from 1980 to 1983.

    David Attaway has been the Senior Vice President of Gaming Holdings, Gaming and Capital and President and Chief Operating Officer of the Aladdin Music Project since June 1998. Mr. Attaway has 18 years experience in the entertainment, hotel and casino industry in a variety of executive positions. He joined Caesars Tahoe in 1986 and held the following positions during his 12 year tenure: Senior Vice President and General Manager from 1996 to 1998; Senior Vice President of Casino Operations and Marketing, 1996 and Senior Vice President of Marketing, 1992 to 1996. Prior to joining Caesars Tahoe,
Mr. Attaway was the Director of Marketing and Finance for Lawlor Event Center in Reno, Nevada from 1983 to 1985. He held management positions with Five Flag Center in Dubuque, Iowa from 1981 to 1983.

    Patricia Becker has been the Senior Vice President/Corporate Affairs and Legal of Gaming Holdings, Gaming and Capital and Secretary of Gaming Holdings, Gaming and Capital since March 1999. Ms. Becker currently is a director of Fitzgerald's Gaming Corporation and chairs the Compliance Committee. From 1993 to 1995, Ms. Becker was Chief of Staff for Nevada Governor, Bob Miller. From 1985 to 1993, Ms. Becker was with Harrah's, where she held the position of Senior Vice President and General Counsel. Prior to joining Harrah's, she was a member of Nevada State Gaming Control Board from 1983 to 1985.

    Barbara D. Falvey has been the Senior Vice President of Human Resources of Gaming Holdings, Gaming and Capital since February 2000. Ms. Falvey has
15 years of human resources experience in the gaming industry. From July 1998 to January 2000, Ms. Falvey was the Vice President of Organization

Development and Training for Caesars World, Inc., where she was responsible for overseeing employee and organization development activities for all Caesars-owned properties. From 1996 to 1998, Ms. Falvey was Vice President of Human Resources for The Desert Inn in Las Vegas. From 1984 to 1996, she worked in a variety of positions in Human Resources for Caesars Tahoe in Lake Tahoe, Nevada, serving as Director of Human Resources and subsequently Vice President of Human Resources for the property from 1990 to 1996.

    Thomas A. Lettero, upon the effectiveness of his Employment Agreement, will be Senior Vice President/Chief Financial Officer/Treasurer of Gaming Holdings, Gaming and Capital; and Treasurer of Gaming Enterprises. From December 1994 to March 2000, Mr. Lettero was the Senior Vice President Administration and Chief Financial Officer of Stratosphere Corporation, which filed for reorganization under Chapter 11 of the Bankruptcy Code with its wholly-owned subsidiary, Stratosphere Gaming Corp., on January 27, 1997. The effective date for the companies' Restated Second Amended Plan of Reorganization was October 14, 1998. From March 1994 until December 1994, Mr. Lettero was the Vice President and Chief Financial Officer at Palace Casinos, Inc. ("Palace") in Las Vegas. Palace filed for Chapter 11 Bankruptcy in December 1994. From February 1993 until
March 1994, Mr. Lettero served as Vice President of Casino Marketing Administration of MGM Grand Hotel Casino in Las Vegas. From March 1992 until February 1993, Mr. Lettero served as Executive Vice President and Chief Financial Officer of HP Casino Management, L.P. ("HP") in Golden, Colorado, the owner and operator of three Bullwacker casinos in Central City and Blackhawk, Colorado. At HP, as a licensed operator, Mr. Lettero was responsible for opening the properties, all marketing efforts and daily operations. From September 1990 until March 1992, Mr. Lettero served as Chief Financial Officer of Main Street Station in Las Vegas. Main Street Station filed for Chapter 11 Bankruptcy in December 1991, which was converted into a Chapter 7 liquidation in September 1992. From May 1989 until September 1990, Mr. Lettero served as Director of Operational Accounting of Mirage Hotel and Casino in Las Vegas.

    Mark A. Clayton has been Vice President and General Counsel of Gaming Holdings and Gaming since April 1999, and was from July 1998 to April 1999, Vice President and Associate General Counsel of Gaming Holdings and Gaming. From
July 1995 until June 1998, Mr. Clayton served as Vice President and General Counsel of Showboat, Inc. From May 1993 until October 1993 and from
October 1993 until June 1995, Mr. Clayton served as Deputy Chief and the Chief, respectively, of the Corporate Securities Division of the Nevada State Gaming Control Board.

COMMITTEES

    There are currently no committees of the Board of Directors of Gaming Enterprises. The Gaming Holdings Operating Agreement provides that there will be Executive Management Committees which will be responsible for the day to day management of Gaming Holdings and Gaming. The Executive Management Committee of Gaming includes the following persons: the President and Chief Executive Officer of Gaming; the Chief Financial Officer of Gaming; the President and Chief Operating Officer of the Aladdin; the President and Chief Operating Officer of the Aladdin Music Project; the Senior Vice President of Human Resources of Gaming; the Senior Vice President/Gaming of Gaming; the Senior Vice President/ Corporate Affairs and Legal of Gaming and a London Club Board member. The Gaming Holdings Board may also establish committees of the Gaming Holdings Board as it may deem necessary or advisable. Each of London Clubs and Sommer Enterprises is entitled to have one of its nominee Gaming Holdings Board members on each such committee. The Gaming Holdings Board has established a Compensation Committee, which currently consists of Messrs. Goeglein, Timmins and Dictrow and Ms. Falvey.

ITEM 11. EXECUTIVE COMPENSATION.

    Gaming Enterprises has not compensated any of its officers during 1997, 1998 or 1999.

    The following table summarizes the compensation earned during 1999, 1998 and 1997 by Gaming Holdings', Gamings' and Capital's Chief Executive Officer and the four highest compensated executive officers of the Gaming Holdings, Gaming or Capital who earned over $100,000 in 1999, 1998 or 1997.

                                               ANNUAL COMPENSATION(1)              LONG-TERM
                                        -------------------------------------    COMPENSATION/
                                                                 OTHER ANNUAL   RESTRICTED STOCK      ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR      SALARY        BONUS     COMPENSATION        AWARDS        COMPENSATION(1)
---------------------------  --------   --------      --------   ------------   ----------------   ---------------
Richard J. Goeglein, Chief
  Executive Officer.......     1999     $647,753(2)   $     0      $ 17,665(3)         $0              $ 7,911(4)
                               1998     $630,770(2)   $     0      $248,379(5)         $0              $22,137(4)
                               1997     $650,000(2)   $     0           N/A(6)         $0(7)           $16,343(4)
Jose A. Rueda, Senior Vice
  President...............     1999     $259,195      $     0      $ 10,000(3)         $0              $ 2,364(4)
                               1998     $243,423      $     0      $ 10,833(3)         $0              $ 1,896(4)
                               1997     $ 86,538(9)   $     0           N/A(8)         $0(10)          $     0
Cornelius T. Klerk, Senior
  Vice President and Chief
  Financial Officer(14)...     1999     $241,652      $     0      $ 10,000(3)         $0              $   348(4)
                               1998     $195,785      $50,000      $ 10,000(3)         $0              $   381(4)
                               1997     $ 96,154(9)   $     0           N/A(8)         $0(11)          $     0
David Attaway, Senior Vice
  President...............     1999     $308,104      $     0      $ 12,000(3)         $0              $   204(4)
                               1998     $204,669(12)  $     0      $181,663(13)        $0              $   136(4)
Mark A. Clayton, Vice
  President and General
  Counsel.................     1999     $175,531      $     0           N/A(8)         $0              $   108(4)
                               1998     $ 70,908(12)  $     0           N/A(8)         $0              $    54(4)

--------------------------

(1) All of the executive officers of the Company (other than Mr. Dictrow) are compensated by Gaming. Mr. Dictrow is principally employed by the Sommer Trust and is compensated by the Sommer Trust. Compensation has been paid on the Company's behalf by Aladdin Holdings, LLC for 1997 and until February 26, 1998.

(2) Includes $150,000 paid to GAI in 1999, 1998 and 1997 for consulting fees.

(3) Represents automobile allowance paid to executive including federal income tax gross-up.

(4) Represents life and disability insurance premiums paid on behalf of the executive.

(5) Represents automobile allowance of $19,536 and moving expenses of $228,843 including federal income tax gross-up paid to Mr. Goeglein.

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

(11) Mr. Klerk purchased unvested Holdings Common Membership Interests representing approximately 0.75% of the outstanding Holdings Common Membership Interests for a purchase price of $450. Such interests had a fair market value of $450 on the date of purchase. On March 24, 2000, pursuant to Mr. Klerk's Employment Agreement, the Company purchased for $450
    Mr. Klerk's total unvested Holdings Common Membership Interests.

(12) The executive's employment with the Company began in 1998.

(13) Represents moving expenses of $173,163 and automobile allowance of $8,500 paid to Mr. Attaway including federal income tax gross-up.

(14) Mr. Klerk resigned all of his positions effective March 2000.

EMPLOYMENT AGREEMENTS

    Richard J. Goeglein, William Timmins, Jose A. Rueda, David Attaway, Barbara Falvey and Thomas A. Lettero (collectively, "Officers") each signed an employment agreement ("Employment Agreement") with the Company. Patricia Becker is currently negotiating an employment agreement with the Company that is expected to be comparable to the employment agreements discussed herein. The initial term of Mr. Goeglein's Employment Agreement is five years and six months, and the remaining Officers' Employment Agreements have varying durations depending upon when the Employment Agreements were executed. Pursuant to each Employment Agreement, the Officers have such authority, responsibilities and duties as are customarily associated with their positions with Gaming. The Employment Agreements provide that, during the term of their employment, the Officers will devote their full time, efforts and attention to the business and affairs of Gaming.

    The terms of the Employment Agreements provide for an annual base salary for Mr. Goeglein of $500,000 ($600,000 after the opening of the Aladdin), Mr. Timmins of $252,000 (subject to adjustment after the opening of the Aladdin), Mr. Rueda $250,000, Mr. Attaway $312,000, Ms. Falvey $175,000 ($200,000 after the opening of the Aladdin), and Mr. Lettero $300,000, respectively, plus any bonus granted by the Board of Directors based on relevant criteria and performance standards. All of the Officers have been receiving and are expected to continue to receive their compensation from Gaming, except that prior to February 26, 1998, such amounts were paid by AHL on Gaming's behalf. Mr. Goeglein's Employment Agreement provides for annual bonuses based upon "on target" performances, ranging from 50% to 75% of his base salary, and is subject to certain tax provisions. The Gaming Board will consider increases to the Officers' base salary no less frequently than annually, commencing at the end of each Officer's first employment year. Any increase in base salary shall be within the sole discretion of the Gaming Board. The Employment Agreements provide that the Officers' salary cannot be reduced. After the initial term of Mr. Goeglein's Employment Agreement, Gaming has agreed to retain Mr. Goeglein as a consultant to Gaming for an additional five years at $100,000 per year. The Officers are entitled to receive other employee benefits from Gaming, such as health, pension and retirement and reimbursement of certain expenses.
Mr. Lettero's Employment Agreement is effective upon the earlier termination of Mr. Lettero's prior employment agreement and all obligations therein or the waiver of the notification and termination provisions therein. Mr. Lettero's Employment Agreement provides for a signing bonus of $300,000 ("Signing Bonus") which (a) if the Employment Agreement is terminated due to Mr. Lettero's disability, or by the Company for "Cause" or by Mr. Lettero without "Good Reason," each as defined in the Employment Agreement, Mr. Lettero is obligated to pay the Company the net after tax amount of the Signing Bonus or (b) shall be applied to Mr. Lettero's compensation otherwise payable in the third year of the Employment Agreement.

    Pursuant to the terms of the Employment Agreements, as amended, Messrs. Goeglein and Rueda have purchased for a total purchase price of $1,200 and $450, respectively, unvested Gaming Common Membership Interests which were contributed to Gaming Holdings on February 26, 1998 in return for unvested Holdings Common Membership Interests representing approximately 2.0% and 0.75%, respectively, of the Holdings Common Membership Interests ("Restricted Membership Interests") subject to the receipt of applicable Nevada Gaming Approval. Gaming Enterprises' interest in Gaming Holdings will be unaffected by the vesting of the officers' Restricted Membership Interests. On January 27, 1999, the Gaming Holdings' Board of Directors, except with respect to Mr. Goeglein, amended the vesting schedule of each officer's Restricted Membership Interests during the terms of the Employment Agreement to vest 25% on the date of the opening of the Aladdin and a further 25% upon the expiration of the initial term of the Employment Agreement. If Gaming continues to employ each officer after the expiration of the initial term of his Employment Agreement, 25% of the officer's Restricted Membership Interests will continue to vest on each anniversary of the opening date until such interests are fully vested. After the terms of the Employment Agreements, if Gaming does not continue to employ the officer other than for Cause, or if the officer no longer continues his employment for Good Reason, only an additional 25% of the officer's Restricted Membership Interests vest. Mr. Goeglein's Restricted Membership Interests become fully vested at the earlier of July 1, 2002 and the date on which such interests become publicly traded, conditioned upon Mr. Goeglein's continued relationship with Gaming. If an officer's employment with Gaming and Gaming Holdings terminates, Gaming and Gaming Holdings have the right to repurchase any unvested portion of the officer's Restricted Membership Interest for an amount equal to the purchase price originally paid by the officer for the Common Membership Interests. Under certain circumstances as set forth in the Employment Agreements, including if an initial public offering with respect to the Restricted Membership Interests has not occurred prior to the full vesting of such interests, the officers have the right to sell their vested Restricted Membership Interests to Gaming Holdings at fair market value (subject to the receipt of applicable Gaming Approvals and to certain restrictions on restricted payments set forth in the Notes Indenture and the Bank Credit Facility). If Gaming Holdings does not satisfy its obligation to purchase the Restricted Membership Interests within seven days, the officers have the right to require Gaming to purchase such interests at fair market value (subject to certain restrictions on Restricted Payments set forth in the Note Indenture). After Gaming has satisfied its obligation to purchase the Restricted Membership Interests, Gaming Holdings has the right to call such interests from Gaming for nominal consideration. If, prior to the date of an initial public offering with respect to the Restricted Membership Interests, an officer is terminated for Cause, except with respect to Mr. Goeglein, Gaming and Gaming Holdings have the right to purchase any vested Restricted Membership Interests from the officers at two times the original price paid by the officer for such interests (in each case with corresponding rights in Gaming Holdings to purchase the Common Membership Interests which correspond to such Restricted Membership Interests for nominal consideration).

    The Company is currently developing a further equity compensation arrangement, or the economic equivalent thereof, for Mr. Timmins, Mr. Attaway, Ms. Falvey, Ms. Becker and Mr. Lettero.

    The Employment Agreements may be terminated by Gaming with or without Cause (as defined in each Employment Agreement) or by the Officers for Good Reason (as defined in each Employment Agreement). If an Officer is terminated for Cause, he shall be entitled only to such salary, bonus and benefits then accrued or vested. If an Officer is terminated without Cause or upon a Change in Control (as defined in the Employment Agreements), the Officer shall be entitled to such salary, bonus and benefits to which he would have been entitled for the remainder of the four-year term or twelve months, whichever is longer (in the case of Mr. Goeglein, any such amount remaining in connection with his term plus certain other amounts).

    Each Officer has agreed not to compete with Gaming during the term of the Employment Agreements (plus one additional year if the Officer was terminated for Cause) and has agreed to refrain from certain other activities in competition with Gaming.

    Each of the Employment Agreements provides that Gaming shall indemnify and hold the Officers harmless to the fullest extent permitted by Nevada law against costs, expenses, liabilities and losses, including reasonable attorneys' fees and disbursements of counsel, incurred or suffered by the Officer in connection with his services as an employee of Gaming during the term of the respective Employment Agreement.

    Mr. Goeglein's Employment Agreement provides Mr. Goeglein with relocation expense reimbursement, an interest-free mortgage loan of $500,000 from AHL, and certain excise tax gross-up provisions.

GAI CONSULTING AGREEMENT

    Gaming has entered into a consulting agreement (as amended, "Consulting Agreement") with GAI. The Consulting Agreement was subsequently amended on February 26, 1998 to add Gaming Holdings as a party and pursuant to which amendment GAI contributed its Common Membership Interests in Gaming to Gaming Holdings in return for Holdings Common Membership Interests. Pursuant to the Consulting Agreement, GAI will render such consulting services as are reasonably requested by the Gaming Board until June 30, 2002.

    During the term of the Consulting Agreement, Gaming shall pay GAI a retainer of $12,500 each month as payment for remaining on call to provide services and expertise for such month. In addition, GAI purchased a 3% Common Membership Interest in Gaming which, was contributed to Gaming Holdings on February 26, 1998 in return for a 3% Holdings Common Membership Interest ("GAI Membership Interest") for a purchase price of $1,800. The GAI Membership Interest is fully vested and is subject to certain anti-dilution provisions contained in the Consulting Agreement (but subject to dilution upon exercise of the warrants issued in connection with the offering of the Notes). In addition: (a) if Richard Goeglein is terminated from his employment with Gaming other than for "Cause" or voluntarily terminates for "Good Reason" (as such terms are defined in Mr. Goeglein's Employment Agreement with Gaming) after the consummation of the Funding Transactions and the Offering; or (b) if an initial public offering in respect of the GAI Membership Interest has not occurred prior to July 1, 2002, GAI has the right to sell any shares purchased under the Consulting Agreement back to Gaming Holdings at their fair market value at the time of such sale (subject to the receipt of applicable Gaming Approvals and to certain restrictions on restricted payments set forth in the Notes Indenture and the Bank Credit Facility). If Gaming Holdings does not satisfy its obligation to purchase the GAI Membership Interest within seven days, GAI has the right to require Gaming to purchase such interests at fair market value. After Gaming has satisfied its obligation to purchase the GAI Membership Interest, Gaming Holdings will have the right to call such interests from Gaming at nominal value.

    Pursuant to the Consulting Agreement, GAI has certain "piggyback" registration rights with respect to its interests purchased pursuant to the Consulting Agreement. Gaming Holdings has agreed to indemnify GAI, its legal counsel and independent accountants against all expenses, claims, losses, damages and liabilities which may arise out of certain acts or omissions committed in connection with the registration of such membership interests, and, in connection with certain acts or omissions not committed in connection with the registration of such membership interests, to the same extent that other senior management and directors of Gaming and Gaming Holdings are indemnified. For further details on the Consultant Agreement, see Exhibit 10.40 to Gaming Enterprises' Registration Statement on Form S-4, Amendment No. 1, filed
June 10, 1998, Part II, Item 21.

    Mr. Goeglein has granted a third party an option to acquire a 15% interest in GAI. The Company believes that any exercise of the option will not have a material adverse effect on the Company.

BONUS AND INCENTIVE PLANS

    Gaming and Gaming Holdings are currently developing bonus and/or incentive plans (subject to supermajority approval by the Gaming Holdings Members, such approval not to be unreasonably withheld). It is expected that the terms of any such plans would be comparable to those customary in the industry.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following tables set forth certain information with respect to the beneficial ownership of and the capital stock of Gaming Enterprises and the membership interests of Gaming Holdings by: (i) each person who, to the knowledge of Gaming Enterprises or the Company, beneficially owns more than 5% of the outstanding capital stock or membership interests (as the case may be);
(ii) the directors of Gaming Enterprises and Gaming Holdings; (iii) all executive officers of Gaming Enterprises and Gaming Holdings included in the Executive Compensation Table under "Item 11. Executive Compensation;" and
(iv) all directors and executive officers of Gaming Enterprises and Gaming Holdings, respectively, as a group. Neither the capital stock of Gaming Enterprises nor the membership interests of Gaming Holdings is presently listed or traded on any securities exchange or securities market.

                        ALADDIN GAMING ENTERPRISES, INC.

                                                                      CLASS A COMMON STOCK
                                                    ---------------------------------------------------------
                                                     PRIOR TO EXERCISE OF THE      ASSUMING FULL EXERCISE OF
                                                         WARRANTS CLASS A            THE WARRANTS CLASS A
                                                          COMMON STOCK(5)             COMMON STOCK (5)(6)
                                                    ---------------------------   ---------------------------
                                                     NUMBER OF      PERCENTAGE     NUMBER OF      PERCENTAGE
                                                       SHARES        OF CLASS        SHARES        OF CLASS
                                                    BENEFICIALLY   BENEFICIALLY   BENEFICIALLY   BENEFICIALLY
NAME OF BENEFICIAL OWNER                               OWNED          OWNED          OWNED          OWNED
------------------------                            ------------   ------------   ------------   ------------
Viola Sommer, Jack Sommer and Eugene Landsberg, as
  trustees of the Sommer Trust(1)(2)..............   1,093,103          98.7%      1,093,103          98.7%
Jack Sommer(1)(2).................................   1,093,103          98.7%      1,093,103          98.7%
Ronald Dictrow(3).................................      14,398           1.3%         14,398           1.3%
All Directors and Executive Officers as a group
  (4).............................................   1,107,500           100%      1,107,500           100%

                        ALADDIN GAMING ENTERPRISES, INC.

                                                                      CLASS B COMMON STOCK
                                                    ---------------------------------------------------------
                                                     PRIOR TO EXERCISE OF THE      ASSUMING FULL EXERCISE OF
                                                         WARRANTS CLASS B            THE WARRANTS CLASS B
                                                           COMMON STOCK               COMMON STOCK (5)(6)
                                                    ---------------------------   ---------------------------
                                                     NUMBER OF      PERCENTAGE     NUMBER OF      PERCENTAGE
                                                       SHARES        OF CLASS        SHARES        OF CLASS
                                                    BENEFICIALLY   BENEFICIALLY   BENEFICIALLY   BENEFICIALLY
NAME OF BENEFICIAL OWNER                               OWNED          OWNED          OWNED          OWNED
------------------------                            ------------   ------------   ------------   ------------
Viola Sommer, Jack Sommer and Eugene Landsberg, as
  trustees of the Sommer Trust(1)(2)..............   2,186,205          98.7%      2,186,205          49.4%
Jack Sommer(1)(2).................................   2,186,205          98.7%      2,186,205          49.4%
Ronald Dictrow(3).................................      28,795           1.3%         28,795             *
All Directors and Executive Officers as a group
  (4).............................................   2,215,000           100%      2,215,000            50%

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

(2) Includes Gaming Holdings Common Membership Interests held by the Sommer Trust. Mr. Jack Sommer, who is Chairman and a director of Gaming and Gaming Holdings and a director of Capital and director and the President of Gaming Enterprises, is a trustee and contingent beneficiary of the Sommer Trust. Mrs. Sommer, Mr. Sommer and Mr. Landsberg are each deemed to beneficially own the same interest as the Sommer Trust owns in Gaming Enterprises because each of them is a trustee of the Sommer Trust.

(3) Mr. Ronald Dictrow is the Secretary and a director of Gaming Enterprises. Mr. Dictrow's address is 280 Park Avenue, New York, New York 10017.

(4) The directors of Gaming Enterprises are Messrs. Sommer and Dictrow. The executive officers of Gaming Enterprises are Messrs. Sommer, Dictrow and Klerk.

(5) The Class A Common Stock and Class B Common Stock in Gaming Enterprises held by Sommer Enterprises were pledged on February 26, 1998 to the Bank Lenders under the Credit Agreement.

(6) Upon the exercise of the Warrants, holders of the Warrant Shares will own 50% of the outstanding Class B Common Stock and 0% of the outstanding Class A Common Stock of the Issuer.

                                                                ALADDIN GAMING HOLDINGS, LLC
                                               ---------------------------------------------------------------
                                                 PERCENTAGE OWNERSHIP OF
                                                     GAMING HOLDINGS
                                                         COMMON                   PERCENTAGE OWNERSHIP OF
                                                  MEMBERSHIP INTERESTS            GAMING HOLDINGS COMMON
                                               BENEFICIALLY OWNED PRIOR TO         MEMBERSHIP INTERESTS
                                                     EXERCISE OF THE            BENEFICIALLY OWNED ASSUMING
NAME OF BENEFICIAL OWNER                               WARRANTS(9)           FULL EXERCISE OF THE WARRANTS(10)
------------------------                       ---------------------------   ---------------------------------
Viola Sommer, Jack Sommer and Eugene
  Landsberg, as trustees of the Sommer Trust
  (1)(2)(3)..................................
                                                            71.1%                            61.6%
Jack Sommer (2)(3)...........................               71.1%                            61.6%
London Clubs (3).............................               50.0%                            50.0%
Alan Goodenough (3)..........................                0.0%                             0.0%
G. Barry C. Hardy (3)........................                0.0%                             0.0%
William Timmins (3)..........................                0.0%                             0.0%
Ronald Dictrow (4)...........................                  *                                *
Richard J. Goeglein (5)(7)...................                3.0%                             2.6%
Jose A. Rueda (6)(7).........................                0.0%                             0.0%
David Attaway (6)............................                0.0%                             0.0%
Cornelius T. Klerk (10)......................                0.0%                             0.0%
Thomas A. Lettero............................                0.0%                             0.0%
Mark A. Clayton..............................                0.0%                             0.0%
All Directors and Executive Officers as a
  group (twelve persons) (8).................               75.0%                            65.0%

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

(2) Includes Gaming Holdings Common Membership Interest held by the Sommer Trust. Mr. Jack Sommer, who is Chairman and a director of Gaming Holdings and Gaming and a director of Capital and Gaming Enterprises, is a trustee and contingent beneficiary of the Sommer Trust. Mrs. Sommer, Mr. Sommer and Mr. Landsberg are each deemed to beneficially own the same interest as the Sommer Trust owns in Gaming Holdings because each of them is a trustee of the Sommer Trust. The address for Mrs. Sommer, Mr. Sommer and Mr. Landsberg is 280 Park Avenue, Floor 38 West, New York, New York 10017.

(3) London Clubs owns 25% of the Gaming Holdings Common Membership Interests and has an option to convert certain preferred membership interests of Gaming Holdings into 15% of Holdings Common Membership Interests. On November 30, 1998, London Clubs and the Sommer Trust agreed that the Sommer Trust and its affiliates shall vote their respective Holdings Common Membership Interests and cause Gaming Enterprises to vote its Holdings Common Membership Interests so that (taking into account Holdings Common Membership Interests held by London Clubs or its affiliates) London Clubs controls fifty percent of the voting power of Gaming Holdings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Mr. Alan Goodenough is Executive Chairman of London Clubs and a director of Gaming Holdings, Gaming and Capital. Mr. G. Barry C. Hardy is Chief Operating Officer of London Clubs and a director of

    Gaming Holdings, Gaming and Capital. William Timmins is Executive Director of London Clubs and is a director of Gaming Holdings, Gaming and Capital. The address of London Clubs and Messrs. Goodenough and Hardy is 10 Brick Street, London, W1Y, 8HQ, United Kingdom.

(4) Mr. Ronald Dictrow is a director of Gaming Enterprises and the Executive Vice President/Secretary and a director of Gaming Holdings, Gaming and Capital. Mr. Dictrow's address is 280 Park Avenue, Floor 38 West, New York, New York 10017.

(5) Mr. Richard J. Goeglein, who is Chief Executive Officer, President and a director of Gaming Holdings, Gaming and Capital, beneficially owns 100% of GAI, which holds 3% of the Holdings Common Membership Interests; however, Mr. Goeglein has granted to a third party an option to acquire a 15% interest in GAI. Mr. Goeglein's address is 831 Pilot Road, Las Vegas, Nevada 89119.

(6) The address of Messrs. Timmins, Rueda, Attaway, Lettero and Clayton is 831 Pilot Road, Las Vegas, Nevada 89119.

(7) Messrs. Goeglein and Rueda have rights to acquire beneficial ownership of Gaming Holdings Common Membership Interests representing an aggregate of 2.75% of such interests, which rights do not vest within 60 days. See "Item
    11. Executive Compensation."

(8) Gaming Holdings owns 100% of the Common Membership Interests and Series A Preferred Interests of Gaming. The Common Membership Interests were, on closing of the Bank Credit Facility, pledged to the Bank Lenders. The
    Series A Preferred Interests were, on closing of the Notes offering, pledged to the Trustee for the benefit of the Note Holders.

(9) Gaming Enterprises owns 25% of the Gaming Holdings Common Membership Interests. Upon full exercise of the warrants issued in connection with the offering of the Notes, holders of the shares issued upon conversion of warrants will indirectly own 10% of the outstanding Holdings Common Membership Interests.

(10) Mr. Klerk purchased unvested Holdings Common Membership Interests representing approximately 0.75% of the outstanding Holdings Common Membership Interests for a purchase price of $450. Such interests had a fair market value of $450 on the date of purchase. On March 24, 2000, pursuant to Mr. Klerk's Employment Agreement, the Company purchased for $450
    Mr. Klerk's total unvested Holdings Common Membership Interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

THE LONDON CLUB MANAGEMENT AGREEMENT

    Gaming, London Clubs and LCNI are parties to a management agreement which relates to The London Club at Aladdin. Under the management agreement, London Clubs has agreed to guaranty the obligations of LCNI. In consideration for the services to be furnished by LCNI under the management agreement, Gaming will pay to LCNI a performance-based incentive fee ("Incentive Marketing and Consulting Fee") calculated as follows: (i) 10% of The London Club at Aladdin EBITDA (defined in the management agreement to mean gross revenue attributable to The London Club at Aladdin, less all costs and expenses directly attributable to The London Club at Aladdin), up to and including $15.0 million of EBITDA; plus
(ii) 12.5% of The London Club at Aladdin EBITDA, in excess of $15.0 million, up to and including $17.0 million; plus (iii) 25% of The London Club at Aladdin EBITDA, in excess of $17.0 million, up to and including $20.0 million; plus
(iv) 50% of The London Club at Aladdin EBITDA, in excess of $20.0 million. The foregoing thresholds will be adjusted in accordance with consumer price index changes every five years. For further details, see Part II, Item 16,
Exhibit 10.11 to Gaming Enterprises' Registration Statement on Form S-1 filed April 9, 1999.

OTHER PAYMENTS TO CONTROLLING STOCKHOLDERS

    In consideration for certain expenses incurred by the Sommer Trust prior to February 26, 1998, relating to the management and coordination of the development of the Aladdin, Gaming reimbursed $3.0 million to the Sommer Trust on February 26, 1998. In addition, Gaming will reimburse certain ongoing out-of-pocket expenses of the Sommer Trust relating to the development of the Aladdin, not to exceed $0.9 million. In November 1998, the Sommer Trust agreed to defer reimbursement until the Main Project Budget under the Bank Credit Facility is In Balance (as defined in the Bank Credit Facility). As of
December 31, 1999, the Sommer Trust had received approximately $3.3 million of the total $3.9 million reimbursement.

    In consideration for its obligations under the Keep-Well Agreement (as defined below) and related arrangements, under the London Clubs Purchase Agreement, the parties agreed that London Clubs receive (a) an initial fee of 1.0% of Gaming's indebtedness with respect to a $265.0 million portion of the Bank Credit Facility, which is supported and enhanced by the Keep-Well Agreement, which fee was paid on February 26, 1998, and (b) an annual fee of 1.5%, payable in arrears, of Gaming's annual average indebtedness with respect to a $265.0 million portion of the Bank Credit Facility, which is supported and enhanced by the Keep-Well Agreement for each relevant twelve month period ending on an anniversary of the closing date of the Bank Credit Facility, which amount shall reflect the extent, if any, by which the obligations under the Keep-Well Agreement are reduced or eliminated over time (such fees accrue from the closing date of the Bank Credit Facility, and shall be paid from available proceeds after the opening date of the Aladdin). Additionally, Gaming agreed to reimburse approximately $2.8 million to London Clubs for certain expenses incurred relating to the Aladdin; however, in November 1998, London Clubs agreed to defer the payment of approximately $189,000 of this reimbursement until the Main Project Budget under the Credit Agreement is In Balance (as defined in the Bank Credit Facility). As of December 31, 1999, London Clubs received approximately $2.4 million of this $2.8 million reimbursement obligation.

MUSIC INDEBTEDNESS PAYMENTS BY THE SOMMER TRUST AND MR. SOMMER

    During 1998, the Sommer Trust paid approximately $260,000 to certain trade creditors on behalf of Aladdin Music and Mr. Sommer individually paid $500,000 to a trade creditor on behalf of Aladdin Music. Further, during the first quarter of 1999, the Sommer Trust paid approximately $747,000 to a trade creditor on behalf of Aladdin Music. To the extent permissible, Aladdin Music has agreed, if and when Aladdin Music secures a joint venture partner and financing for the Aladdin Music Project, to reimburse the Sommer Trust and Mr. Sommer such advanced funds.

KEEP-WELL AGREEMENT

    On February 26, 1998, London Clubs, AHL and Bazaar Holdings (collectively, "Sponsors") entered into the Keep-Well Agreement in favor of the Administrative Agent and the Bank Lenders under the Bank Credit Facility. The Keep-Well Agreement is the joint and several agreement of the Sponsors to make certain quarterly cash equity contributions to Gaming from and after the Conversion Date if Gaming fails to comply with certain financial ratios set forth in the Bank Credit Facility. Under the Keep-Well Agreement, the Sponsors are not required to contribute an aggregate of more than $150 million to Gaming ($30 million in any one fiscal year), and are not required to contribute any amounts to Gaming on or after the earlier of the date on which Gaming complies with all of the financial covenants set forth in the Credit Agreement for six consecutive quarterly periods or the date on which the aggregate outstanding principal amounts of the Credit Agreement are reduced below certain amounts.

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

ARRANGEMENTS WITH RICHARD GOEGLEIN AND GAI

    Gaming has entered into the Consulting Agreement with GAI. Pursuant to the Consulting Agreement, GAI will render such consulting services as are reasonably requested by the Board of Gaming until June 30, 2002. During the term of the Consulting Agreement, Gaming shall pay GAI a retainer of $12,500 per month as payment for remaining on call to provide services and expertise for such month. Pursuant to the Consulting Agreement, GAI purchased 3% of the Common Membership Interests in Gaming (which were contributed to Gaming Holdings on February 26, 1998 for a 3% interest in Gaming Holdings) for $1,800. Such membership interest is fully vested, subject to certain anti-dilution provisions, put rights and certain "piggyback" registration rights. See "Item 10. Directors and Executive Officers of the Registrant-GAI Consulting Agreement." In addition,
Mr. Goeglein's Employment Agreement provided Mr. Goeglein with a relocation expense reimbursement, an interest free mortgage loan of $500,000 from AHL and certain excise tax gross-up provisions.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(l) The following consolidated financial statements of the Company and its subsidiaries have been filed as a part of this report (See "Part II, Item 8: Financial Statements and Supplementary Data"):

        Independent Auditor's Report;

        Consolidated Balance Sheets as of December 31, 1999 and 1998;

        Consolidated Statements of Operations for the Year Ended December 31, 1999 and 1998 and from inception (December 31, 1997) through December 31, 1999;

        Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997;

        Consolidated Statements of Cash Flows for the Year Ended December 31, 1999, 1998 and from inception (December 31, 1997) through December 31, 1999; and

        Notes to Consolidated Financial Statements:

(a)(2) All schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(a)(3) The following exhibits(1) are filed as part of this form 10-K or incorporated herein by reference.

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

------------------------

(1) Copies of exhibits to this Form 10-K will be furnished to any requesting security holder who furnishes the Company a list identifying the exhibits to be copied by the Company at a charge of $.25 per page. Alternatively, these exhibits can be inspected, without charge, at the Public Reference Section of the SEC located at 450 Fifth Street, NW, Washington, DC 20549 or at the SEC internet site: http:// www.sec.gov.

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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
                        Exhibit 10.5.

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

 10.7                   Subsidiary Guaranty, dated February 26, 1998, among
                        subsidiaries of London Clubs and the Trustee is incorporated herein by reference from Enterprises' (SEC File No.
                        333-49715) Registration Statement on Form S-1 filed on April
                        9, 1998, Part II, Item 16, Exhibit 10.7.

 10.8                   Amended and Restated London Clubs Purchase Agreement, dated
                        February 26, 1998, among LCNI, London Clubs, Gaming
                        Holdings, Aladdin Holdings, LLC, Gaming, Sommer Enterprises,
                        LLC, and the Trust Under Article Sixth u/w/o Sigmund Sommer
                        is incorporated herein by reference from Enterprises' (SEC
                        File No. 333-49715) Registration Statement on Form S-1 filed on April 9, 1998, Part II, Item 16, Exhibit 10.8.

 10.9                   Closing Schedules to Amended and Restated London Clubs
                        Purchase Agreement are incorporated herein by reference from
                        Enterprises' (SEC File No. 333-49715) Registration Statement
                        on Form S-1 filed on April 9, 1998, Part II, Item 16,
                        Exhibit 10.9.

 10.10                  Contribution Agreement, dated February 26, 1998, among the
                        Trust Under Article Sixth u/w/o Sigmund Sommer, Aladdin
                        Holdings, LLC, Sommer Enterprises, LLC, London Clubs and
                        LCNI is incorporated herein by reference from Enterprises'
                        (SEC File No. 333-49715) Registration Statement on Form S-1
                        filed on April 9, 1998, Part II, Item 16, Exhibit 10.10.

 10.11                  Salle Privee Agreement, dated February 26, 1998, among
                        Gaming, LCNI and London Clubs is incorporated herein by reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1 filed on April 9, 1998,
                        Part II, Item 16, Exhibit 10.11.

 10.12                  Credit Agreement, dated February 26, 1998, among Gaming, a syndicate of lenders ("Bank Lenders"), The Bank of Nova
                        Scotia as Administrative Agent, Merrill Lynch Capital
                        Corporation as Syndication Agent and CIBC Oppenheimer Corp
                        as Documentation Agent is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Registration
                        Statement on Form S-1, Amendment No. 1 filed June 10, 1998,
                        Part II, Item 16, Exhibit 10.13; First Amendment to Credit
                        Agreement dated January 29, 1999, by and among Gaming, Bank
                        Lenders, The Bank of Nova Scotia, as Administrative Agent,
                        Merrill Lynch Capital Corporation as Syndication Agent and
                        CIBC Oppenheimer Corp. as Documentation Agent is
                        incorporated herein by reference from Enterprises (SEC File
                        No. 333-49715) Form 10-K for the year ended December 31,
                        1999, Part IV Item 14, Exhibit 10.12; Second Amendment to
                        Credit Agreement, dated as of April 5, 1999, effective March
                        10, 1999, among Aladdin Gaming, LLC, various financial
                        institutions, The Bank of Nova Scotia, Merrill Lynch Capital
                        Corporation and CIBC Oppenheimer Corp. is incorporated
                        herein by reference from Enterprises' (SEC File No.
                        333-49715) Form 8-K, dated April 27, 1999, Item 7, Exhibit
                        10.01.

 10.13                  Bank Completion Guaranty, dated February 26, 1998, among the
                        Trust Under Article Sixth u/w/o Sigmund Sommer, London
                        Clubs, Aladdin Bazaar Holdings, LLC and the Bank Lenders is
                        incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Registration Statement on Form S-1, Amendment
                        No. 1, filed June 10, 1998, Part II, Item 16, Exhibit 10.14.
                        First Amendment to Guaranty of Performance and Completion,
                        dated as of April 5, 1999, effective March 10, 1999, by
                        London Clubs International, plc, the Trust Under Article
                        Sixth Under the Will of Sigmund Sommer, Aladdin Bazaar
                        Holding, LLC and The Bank of Nova Scotia is incorporated
                        herein by reference from Enterprises' (SEC 333-49715) Form
                        8-K, dated April 27, 1999, Item 7, Exhibit 10.02.

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

 10.22                  Development Agreement, dated December 3, 1997, between
                        Aladdin and Northwind Aladdin, LLC is incorporated herein by reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1, filed on April 9, 1998,
                        Part II, Item 16, Exhibit 10.26.

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
 10.23                  Energy Service Agreement, dated September 24, 1998, between
                        Aladdin and Northwind Aladdin, LLC is incorporated herein by reference from Enterprises; (SEC File No. 333-49715) Form
                        10-K for the year ended December 31, 1999, Part IV, Item 14,
                        Exhibit 10.23. Amendment and Agreement to the Energy Service
                        Agreement, dated September 25, 1998, between Northwind
                        Aladdin, LLC and Aladdin Gaming, LLC is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Form
                        10-Q for the quarter ended June 30, 1999, Part II, Item 6,
                        Exhibit 10.01. Second Amendment and Agreement to the Energy
                        Service Agreement, dated May 28, 1999, between Northwind
                        Aladdin, LLC and Aladdin Gaming, LLC is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Form
                        10-Q for the quarter ended June 30, 1999, Part II, Item 6,
                        Exhibit 10.02. Third Amendment and Agreement to the Energy
                        Service Agreement, dated May 28, 1999, between Northwind
                        Aladdin, LLC and Aladdin Gaming, LLC is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Form
                        10-Q for the quarter ended June 30, 1999, Part II, Item 6,
                        Exhibit 10.03. Consent and Ratification and Reaffirmation
                        Agreement, dated May 27, 1999, between The Bank of Nova
                        Scotia in its capacity as the Administrative Agent for the
                        Lenders and Aladdin Gaming, LLC is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715) Form
                        10-Q for the quarter ended June 30, 1999, Part II, Item 6,
                        Exhibit 10.05. Energy Services Coordination Agreement, dated
                        May 28, 1999, between Aladdin Gaming, LLC and Aladdin
                        Bazaar, LLC is incorporated herein by reference from
                        Enterprises (SEC File No. 333-49715) Form 10-Q for the
                        quarter ended June 30, 1999, Part II, Item 6, Exhibit 10.04.
                        Subordination Non-Disturbance and Attornment Agreement and
                        Consent, dated June 7, 1999, between The Bank of Nova
                        Scotia, as the administrative agent for the Aladdin Lenders,
                        Northwind Aladdin, LLC, Aladdin Gaming, LLC and State Street
                        Bank and Trust Company, as collateral agent for the
                        Northwind Noteholders, Aladdin Music, LLC and Aladdin Music
                        Holdings, LLC is incorporated herein by reference from the
                        Enterprises' (SEC File No. 333-49715) Form 10-Q for the
                        quarter ended June 30, 1999, Part II, Item 6, Exhibit 10.06.

 10.24                  Energy Lease, dated December 3, 1997, between Gaming and
                        Northwind Aladdin, LLC is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Registration
                        Statement on Form S-1, filed on April 9, 1998, Part II, Item
                        16, Exhibit 10.28.

 10.25                  Unicom Guaranty, dated December 3, 1997, between Unicom
                        Corporation and Gaming is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Registration
                        Statement on Form S-1, filed on April 9, 1998, Part II, Item
                        16, Exhibit 10.29.

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
                        No. 1, filed June 10, 1998, Part II, Item 16, Exhibit 10.50.

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

 10.28                  GAI Contribution and Amendment Agreement, dated February 26,
                        1998, among Gaming Holdings, Gaming, and GAI, LLC is
                        incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Registration Statement on Form S-1, filed on
                        April 9, 1998, Part II, Item 16, Exhibit 10.34.

 10.29                  Goeglein Contribution and Amendment Agreement, dated
                        February 26, 1998, among Gaming Holdings, Gaming and Richard
                        J. Goeglein is incorporated herein by reference from
                        Enterprises' (SEC File No. 333-49715) Registration Statement
                        on Form S-1, filed on April 9, 1998, Part II, Item 16,
                        Exhibit 10.35.

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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
 10.36                  Employment Agreement, dated July 28, 1997, between Gaming
                        and James H. McKennon is incorporated herein by reference
                        from Enterprises' (SEC File No. 333-49715) Registration
                        Statement on Form S-1, Amendment No. 1, filed June 10, 1998,
                        Part II, Item 16, Exhibit 10.42. Amendment No. 2 to the
                        Employment Agreement between Aladdin Gaming, LLC, Aladdin
                        Gaming Holdings, LLC and James McKennon, dated January 27,
                        1999 is incorporated herein by reference from Enterprises'
                        (SEC 333-49715) Form 10-Q for the quarter ended March 31,
                        1999, Part II, Item 6, Exhibit 10.01.

 10.37                  Employment Agreement, dated July 26, 1997, between Gaming
                        and Cornelius T. Klerk is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Registration
                        Statement on Form S-1, Amendment No. 1, filed June 10, 1998,
                        Part II, Item 16, Exhibit 10.43. Amendment No. 2 to the
                        Employment Agreement between Aladdin Gaming, LLC, Aladdin
                        Gaming Holdings, LLC and Cornelius T. Klerk, dated January
                        27, 1999, is incorporated herein by reference from
                        Enterprises (SEC File No. 333-49715) Form 10-Q for the
                        quarter ended March 31, 1999, Part II, Item 6, Exhibit
                        10.02.

 10.38                  Employment Agreement, dated August 19, 1997, between Gaming and Lee A. Galati is incorporated herein by reference from the Enterprises' (SEC File No. 333-49715) Registration
                        Statement on Form S-1, Amendment No. 1, filed June 10, 1998,
                        Part II, Item 16, Exhibit 10.44. Amendment No. 2 to the
                        Employment Agreement between Aladdin Gaming, LLC, Aladdin
                        Gaming Holdings, LLC and Lee Galati, dated January 27, 1999, is incorporated herein by reference from Enterprises' (SEC
                        File No. 333-49715) Form 10-Q for the quarter ended March
                        31, 1999, Part II, Item 6, Exhibit 10.04.

 10.39                  Employment Agreement, dated July 1, 1997, between Gaming and
                        Jose A. Rueda is incorporated herein by reference from
                        Enterprises' (SEC File No. 333-49715) Registration Statement
                        on Form S-1, Amendment No. 1, filed June 10, 1998, Part II,
                        Item 16, Exhibit 10.45. Amendment No. 2 to the Employment
                        Agreement between Aladdin Gaming, LLC, Aladdin Gaming
                        Holdings, LLC and Jose A. Rueda, dated January 27, 1999 is incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Form 10-Q for the quarter ended March 31,
                        1999, Part II, Item 6, Exhibit 10.03.

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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
 10.43                  Purchase Agreement, dated February 18, 1998, among Gaming
                        Holdings, Capital, Enterprises, Aladdin Holdings, LLC, the
                        Trust under Article Sixth u/w/o Sigmund Sommer, London Clubs and the Initial Purchasers is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1, filed on April 9, 1998,
                        Part II, Item 16, Exhibit 10.48.

 10.44                  Contributed Land Appraisal prepared by HVS International is incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Registration Statement on Form S-1, Amendment
                        No. 1, filed June 10, 1998, Part II, Item 16, Exhibit 10.49.

 10.45                  Employment Agreement dated February 25, 2000 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and William
                        Timmins.

 10.46                  Employment Agreement dated December 29, 1999 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and David Attaway.

 10.47                  Employment Agreement dated January 31, 2000 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and Barbara
                        Falvey.

 10.48                  Employment Agreement dated March 7, 2000 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and Thomas
                        Lettero.

 10.49                  Letter Agreement, dated December 10, 1999 between the Trust
                        Under Article Sixth u/w/o Sigmund Sommer, London Clubs
                        International, plc, London Clubs Nevada, Inc., Aladdin
                        Gaming Holdings, LLC, Sommer Enterprises, LLC, Aladdin
                        Gaming Enterprises, Inc., GAI, LLC and Aladdin Holdings,
                        LLC. Letter Agreement, dated February 23, 2000, between the
                        Trust under Article Sixth u/w/o Sigmund Sommer, London Clubs
                        International plc, London Clubs Nevada, Inc., Aladdin Gaming
                        Holdings, LLC, Sommer Enterprises, LLC, Aladdin Gaming
                        Enterprises, Inc. and GAI, LLC.

 21.01                  List of Subsidiaries.

 27.01                  Financial Data Schedule.

 99.01                  Consolidated Financial Statements of Aladdin Gaming
                        Holdings, LLC and subsidiaries.

------------------------

(b) Reports on Form 8-K. During the fourth quarter of the fiscal year ended December 31, 1999, Gaming Enterprises did not file any current Report on Form 8-K.

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

REGISTRANT:                                            ALADDIN GAMING ENTERPRISES, INC.

                                                       By:               /s/ JACK SOMMER
                                                            -----------------------------------------
                                                               Jack Sommer, PRESIDENT AND DIRECTOR
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

DATE: March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2000                                         By:               /s/ JACK SOMMER
                                                            -----------------------------------------
                                                               Jack Sommer, PRESIDENT AND DIRECTOR

March 30, 2000                                         By:              /s/ RONALD DICTROW
                                                            -----------------------------------------
                                                              Ronald Dictrow, SECRETARY AND DIRECTOR
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

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

                                 EXHIBIT INDEX

       EXHIBIT                                                                          PAGE
         NO.                                    DESCRIPTION                             NO.
---------------------                           -----------                           --------
 3.1                    Articles of Organization of Aladdin Gaming Holdings, LLC
                        ("Gaming Holdings") are incorporated herein by reference
                        from Aladdin Gaming Enterprises, Inc.'s ("Enterprises") (SEC
                        File No. 333-49715) Registration Statement on Form S-1 filed on April 9, 1998, Part II, Item 16, Exhibit 3.3.............

 3.2                    Articles of Incorporation of Aladdin Capital Corp.
                        ("Capital") are incorporated herein by reference from
                        Enterprises' (SEC File No. 333-49715) Registration Statement
                        on Form S-1 filed on April 9, 1998, Part II, Item 16,
                        Exhibit 3.4.................................................

 3.3                    Articles of Organization of Aladdin Gaming, LLC ("Gaming")
                        are incorporated herein by reference from Enterprises' (SEC
                        File No. 333-49715) Registration Statement on Form S-1
                        filed on April 9, 1998, Part II, Item 16, Exhibit 3.5.......

 3.4                    Articles of Incorporation of Enterprises are incorporated
                        herein by reference from Enterprises' (SEC File No.
                        333-49715) Registration Statement on Form S-1 filed on
                        April 9, 1998, Part II, Item 16, Exhibit 3.1; Amendment
                        No. 1 to Articles of Incorporation of Enterprises is
                        incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Registration Statement on Form S-1 filed on
                        April 9, 1998, Part II, Item 16, Exhibit 3.2................

 3.5                    Operating Agreement of Gaming Holdings is incorporated
                        herein by reference from Enterprises' (SEC File
                        No. 333-49715) Registration Statement on Form S-1, Amendment
                        No. 1, filed on June 10, 1998, Part II, Item 16,
                        Exhibit 3.7.................................................

 3.6                    Bylaws of Capital are incorporated herein by reference from
                        Enterprises' (SEC File No. 333-49715) Registration Statement
                        on Form S-1 filed on April 9, 1998, Part II, Item 16,
                        Exhibit 3.8.................................................

 3.7                    Operating Agreement of Gaming is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1 filed on April 9, 1998,
                        Part II, Item 16, Exhibit 3.9...............................

 3.8                    Bylaws of Enterprises are incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Registration
                        Statement on Form S-1 filed on April 9, 1998, Part II,
                        Item 16, Exhibit 3.6........................................

 4.1                    Warrant Agreement, dated February 26, 1998, among
                        Enterprises and State Street Bank and Trust Company, as
                        Warrant Agent ("Warrant Agent") is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1 filed on April 9, 1998,
                        Part II, Item 16, Exhibit 4.1...............................

 4.2                    Warrant Registration Rights Agreement, dated February 26,
                        1998, among Enterprises and the Initial Purchasers (as
                        defined) is incorporated herein by reference from
                        Enterprises' (SEC File No. 333-49715) Registration Statement
                        on Form S-1 filed on April 9, 1998, Part II, Item 16,
                        Exhibit 4.2.................................................

 4.3                    Equity Participation Agreement, dated February 26, 1998,
                        among Sommer Enterprises, LLC, Enterprises, London Clubs
                        Nevada, Inc. ("LCNI") and the Trustee (as defined) is
                        incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Registration Statement on Form S-1 filed on
                        April 9, 1998, Part II, Item 16, Exhibit 4.3................

       EXHIBIT                                                                          PAGE
         NO.                                    DESCRIPTION                             NO.
---------------------                           -----------                           --------
 10.1                   Indenture, dated February 26, 1998, among Gaming Holdings,
                        Capital and State Street Bank and Trust Company, as Trustee
                        ("Trustee") is incorporated herein by reference from
                        Enterprises' (SEC File No. 333-49715) Registration Statement
                        on Form S-1 filed on April 9, 1998, Part II, Item 16,
                        Exhibit 10.1................................................

 10.2                   Note Registration Rights Agreement, dated February 26, 1998, among Gaming Holdings, Capital and Merrill Lynch, Pierce
                        Fenner & Smith Incorporated, Credit Suisse First Boston
                        Corporation, CIBC Oppenheimer Corp. and Scotia Capital
                        Markets (USA) Inc. ("Initial Purchasers") is incorporated
                        herein by reference from Enterprises' (SEC File
                        No. 333-49715) Registration Statement on Form S-1 filed on
                        April 9, 1998, Part II, Item 16, Exhibit 10.2...............

 10.3                   Noteholder Completion Guaranty, dated February 26, 1998,
                        among the Trust under Articles Sixth u/w/o Sigmund Sommer,
                        London Clubs International, plc ("London Clubs"), Aladdin
                        Bazaar Holdings, LLC and the Trustee is incorporated herein by reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1, Amendment No. 1, filed on June 10, 1998, Part II, Item 16, Exhibit 10.3............

 10.4                   Disbursement Agreement, dated February 26, 1998, among
                        Gaming Holdings, Gaming, The Bank of Nova Scotia, as
                        Administrative Agent under the Bank Credit Facility,
                        Disbursement Agent, and Securities Intermediary, U.S. Bank
                        National Association as Servicing Agent and the Trustee is
                        incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Registration Statement on Form S-1, Amendment
                        No. 1 filed on June 10, 1998, Part II, Item 16, Exhibit
                        10.4........................................................

 10.5                   The LLC Interest Pledge and Security Agreement, dated
                        February 26, 1998, between Gaming Holdings and the Trustee is incorporated herein by reference from Enterprises' (SEC
                        File No. 333-49715) Registration Statement on Form S-1,
                        Amendment No. 1, filed June 10, 1998, Part II, Item 16,
                        Exhibit 10.5................................................

 10.6                   The Gaming Holdings Collateral Account Agreement, dated
                        February 26, 1998, between Gaming Holdings and the Trustee is incorporated herein by reference from Enterprises' (SEC
                        File No. 333-49715) Registration Statement on Form S-1,
                        Amendment No. 1, filed June 10, 1998, Part II, Item 16,
                        Exhibit 10.6................................................

 10.7                   Subsidiary Guaranty, dated February 26, 1998, among
                        subsidiaries of London Clubs and the Trustee is incorporated herein by reference from Enterprises' (SEC File No.
                        333-49715) Registration Statement on Form S-1 filed on April
                        9, 1998, Part II, Item 16, Exhibit 10.7.....................

 10.8                   Amended and Restated London Clubs Purchase Agreement, dated
                        February 26, 1998, among LCNI, London Clubs, Gaming
                        Holdings, Aladdin Holdings, LLC, Gaming, Sommer Enterprises,
                        LLC, and the Trust Under Article Sixth u/w/o Sigmund Sommer
                        is incorporated herein by reference from Enterprises' (SEC
                        File No. 333-49715) Registration Statement on Form S-1 filed on April 9, 1998, Part II, Item 16, Exhibit 10.8............

 10.9                   Closing Schedules to Amended and Restated London Clubs
                        Purchase Agreement are incorporated herein by reference from
                        Enterprises' (SEC File No. 333-49715) Registration Statement
                        on Form S-1 filed on April 9, 1998, Part II, Item 16,
                        Exhibit 10.9................................................

 10.10                  Contribution Agreement, dated February 26, 1998, among the
                        Trust Under Article Sixth
                        u/w/o Sigmund Sommer, Aladdin Holdings, LLC, Sommer
                        Enterprises, LLC, London Clubs and LCNI is incorporated
                        herein by reference from Enterprises' (SEC File No.
                        333-49715) Registration Statement on Form S-1 filed on April
                        9, 1998, Part II, Item 16, Exhibit 10.10....................

       EXHIBIT                                                                          PAGE
         NO.                                    DESCRIPTION                             NO.
---------------------                           -----------                           --------
 10.11                  Salle Privee Agreement, dated February 26, 1998, among
                        Gaming, LCNI and London Clubs is incorporated herein by
                        reference from Enterprises' (SEC File No. 333- 49715)
                        Registration Statement on Form S-1 filed on April 9, 1998,
                        Part II, Item 16, Exhibit 10.11.............................

 10.12                  Credit Agreement, dated February 26, 1998, among Gaming, a syndicate of lenders ("Bank Lenders"), The Bank of Nova
                        Scotia as Administrative Agent, Merrill Lynch Capital
                        Corporation as Syndication Agent and CIBC Oppenheimer Corp
                        as Documentation Agent is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Registration
                        Statement on Form S-1, Amendment No. 1 filed June 10, 1998,
                        Part II, Item 16, Exhibit 10.13; First Amendment to Credit
                        Agreement dated January 29, 1999, by and among Gaming, Bank
                        Lenders, The Bank of Nova Scotia, as Administrative Agent,
                        Merrill Lynch Capital Corporation as Syndication Agent and
                        CIBC Oppenheimer Corp. as Documentation Agent is
                        incorporated herein by reference from Enterprises (SEC File
                        No. 333-49715) Form 10-K for the year ended December 31,
                        1999 Part IV, Item 14, Exhibit 10.12; Second Amendment to
                        Credit Agreement, dated as of April 5, 1999, effective
                        March 10, 1999, among Aladdin Gaming, LLC, various financial institutions, The Bank of Nova Scotia, Merrill Lynch Capital
                        Corporation and CIBC Oppenheimer Corp. is incorporated
                        herein by reference from Enterprises' (SEC File
                        No. 333-49715) Form 8-K, dated April 27, 1999, Item 7,
                        Exhibit 10.01...............................................

 10.13                  Bank Completion Guaranty, dated February 26, 1998, among the
                        Trust Under Article Sixth u/w/o Sigmund Sommer, London
                        Clubs, Aladdin Bazaar Holdings, LLC and the Bank Lenders is
                        incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Registration Statement on Form S-1, Amendment
                        No. 1, filed June 10, 1998, Part II, Item 16, Exhibit 10.14.
                        First Amendment to Guaranty of Performance and Completion,
                        dated as of April 5, 1999, effective March 10, 1999, by
                        London Clubs International, plc, the Trust Under Article
                        Sixth Under the Will of Sigmund Sommer, Aladdin Bazaar
                        Holding, LLC and The Bank of Nova Scotia is incorporated
                        herein by reference from Enterprises' (SEC 333-49715)
                        Form 8-K, dated April 27, 1999, Item 7, Exhibit 10.02.......

 10.14                  Keep-Well Agreement, dated February 26, 1998, among Aladdin
                        Holdings, LLC, London Clubs and Aladdin Bazaar Holdings, LLC
                        is incorporated herein by reference from Enterprises' (SEC
                        File No. 333-49715) Registration Statement on Form S-1,
                        Amendment No. 1, filed June 10, 1998, Part II, Item 16,
                        Exhibit 10.15...............................................

 10.15                  Design/Build Contract, dated December 4, 1997, between
                        Gaming and Fluor Daniel, Inc. is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1, filed on April 9, 1998,
                        Part II, Item 16, Exhibit 10.16; Amendment No. 1 to
                        Design/Build Contract, dated January 21, 1998, between
                        Gaming and Fluor Daniel, Inc. is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1, Amendment No. 1, filed
                        June 10, 1998, Part II, Item 16, Exhibit 10.17; Amendment
                        No. 2 to Design/Build Contract, dated January 28, 1998,
                        between Gaming and Fluor Daniel, Inc. is incorporated herein by reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1, Amendment No. 1, filed
                        June 10, 1998, Part II, Item 16, Exhibit 10.18; Fluor
                        Guaranty, dated December 4, 1997, between the Company and
                        Fluor Corporation is incorporated herein by reference from
                        Enterprises' (SEC File No. 333-49715) Registration Statement
                        on Form S-1, Amendment No. 1, filed June 10, 1998, Part II,
                        Item 16, Exhibit 10.19......................................

       EXHIBIT                                                                          PAGE
         NO.                                    DESCRIPTION                             NO.
---------------------                           -----------                           --------
 10.16                  Site Work, Development and Construction Agreement, dated
                        February 26, 1998, among Gaming, Aladdin Bazaar, LLC and
                        Aladdin Holdings, LLC is incorporated herein by reference
                        from Enterprises' (SEC File No. 333-49715) Registration
                        Statement on Form S-1, Amendment No. 1, filed June 10, 1998,
                        Part II, Item 16, Exhibit 10.20.............................

 10.17                  Construction, Operation and Reciprocal Easement Agreement,
                        dated February 26, 1998, among Gaming, Aladdin Bazaar, LLC and Aladdin Music Holdings, LLC is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1, Amendment No. 1, filed
                        June 10, 1998, Part II, Item 16, Exhibit 10.21..............

 10.18                  Common Parking Area Use Agreement, dated February 26, 1998, between Gaming and Aladdin Bazaar, LLC is incorporated
                        herein by reference from Enterprises' (SEC File
                        No. 333-49715) Registration Statement on Form S-1, Amendment
                        No. 1, filed June 10, 1998, Part II, Item 16, Exhibit
                        10.22.......................................................

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

 10.20                  Mall Project Lease, dated February 26, 1998, between Gaming and Aladdin Bazaar, LLC is incorporated herein by reference from Enterprises' (SEC File No. 333- 49715) Registration
                        Statement on Form S-1, Amendment No. 1, filed June 10, 1998,
                        Part II, Item 16, Exhibit 10.24.............................

 10.21                  Deed of Trust, Assignment of Rents and Leases, Fixture
                        Filing and Security Agreement, dated February 26, 1998, made by Gaming to Stewart Title of Nevada, as trustee for the
                        benefit of the Bank of Nova Scotia is incorporated herein by reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1, Amendment No. 1, filed
                        June 10, 1998, Part II, Item 16, Exhibit 10.25..............

 10.22                  Development Agreement, dated December 3, 1997, between
                        Aladdin and Northwind Aladdin, LLC is incorporated herein by reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1, filed on April 9, 1998,
                        Part II, Item 16, Exhibit 10.26.............................

       EXHIBIT                                                                          PAGE
         NO.                                    DESCRIPTION                             NO.
---------------------                           -----------                           --------
 10.23                  Energy Service Agreement, dated September 24, 1998, between
                        Aladdin and Northwind Aladdin, LLC is incorporated herein by reference from Enterprises; (SEC File No. 333-49715)
                        Form 10-K for the year ended December 31, 1999, Part IV,
                        Item 14, Exhibit 10.23. Amendment and Agreement to the
                        Energy Service Agreement, dated September 25, 1998, between
                        Northwind Aladdin, LLC and Aladdin Gaming, LLC is
                        incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Form 10-Q for the quarter ended June 30,
                        1999, Part II, Item 6, Exhibit 10.01. Second Amendment and
                        Agreement to the Energy Service Agreement, dated May 28,
                        1999, between Northwind Aladdin, LLC and Aladdin Gaming, LLC is incorporated herein by reference from Enterprises' (SEC
                        File No. 333-49715) Form 10-Q for the quarter ended
                        June 30, 1999, Part II, Item 6, Exhibit 10.02. Third
                        Amendment and Agreement to the Energy Service Agreement,
                        dated May 28, 1999, between Northwind Aladdin, LLC and
                        Aladdin Gaming, LLC is incorporated herein by reference from
                        Enterprises' (SEC File No. 333-49715) Form 10-Q for the
                        quarter ended June 30, 1999, Part II, Item 6,
                        Exhibit 10.03. Consent and Ratification and Reaffirmation
                        Agreement, dated May 27, 1999, between The Bank of Nova
                        Scotia in its capacity as the Administrative Agent for the
                        Lenders and Aladdin Gaming, LLC is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715) Form
                        10-Q for the quarter ended June 30, 1999, Part II, Item 6,
                        Exhibit 10.05. Energy Services Coordination Agreement, dated
                        May 28, 1999, between Aladdin Gaming, LLC and Aladdin
                        Bazaar, LLC is incorporated herein by reference from
                        Enterprises (SEC File No. 333-49715) Form 10-Q for the
                        quarter ended June 30, 1999, Part II, Item 6, Exhibit 10.04.
                        Subordination Non-Disturbance and Attornment Agreement and
                        Consent, dated June 7, 1999, between The Bank of Nova
                        Scotia, as the administrative agent for the Aladdin Lenders,
                        Northwind Aladdin, LLC, Aladdin Gaming, LLC and State Street
                        Bank and Trust Company, as collateral agent for the
                        Northwind Noteholders, Aladdin Music, LLC and Aladdin Music
                        Holdings, LLC is incorporated herein by reference from the
                        Enterprises' (SEC File No. 333-49715) Form 10-Q for the
                        quarter ended June 30, 1999, Part II, Item 6, Exhibit
                        10.06.......................................................

 10.24                  Energy Lease, dated December 3, 1997, between Gaming and
                        Northwind Aladdin, LLC is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Registration
                        Statement on Form S-1, filed on April 9, 1998, Part II,
                        Item 16, Exhibit 10.28......................................

 10.25                  Unicom Guaranty, dated December 3, 1997, between Unicom
                        Corporation and Gaming is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Registration
                        Statement on Form S-1, filed on April 9, 1998, Part II, Item
                        16, Exhibit 10.29...........................................

 10.26                  Limited Liability Company Agreement of Aladdin Bazaar, LLC,
                        dated September 3, 1997, between TH Bazaar Centers, Inc. and
                        Aladdin Bazaar Holdings, LLC is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1, filed on April 9, 1998,
                        Part II, Item 16, Exhibit 10.30; First Amendment to the
                        Limited Liability Company Agreement of Aladdin Bazaar, LLC,
                        dated October 16, 1997, is incorporated herein by reference to Enterprises' (SEC File No. 333-49715) Registration
                        Statement on Form S-1, filed on April 9, 1998, Part II, Item
                        16, Exhibit 10.31; Second Amendment to Limited Liability
                        Company Agreement of Aladdin Bazaar, LLC, dated May 1998, is incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Registration Statement on Form S-1, Amendment
                        No. 1, filed June 10, 1998, Part II, Item 16, Exhibit
                        10.50.......................................................

       EXHIBIT                                                                          PAGE
         NO.                                    DESCRIPTION                             NO.
---------------------                           -----------                           --------
 10.27                  Music Project Memorandum of Understanding and Letter of
                        Intent, dated September 2, 1997, between Gaming and Planet
                        Hollywood International, Inc. is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1, Amendment No. 1, filed
                        June 10, 1998, Part II, Item 16, Exhibit 10.32; Amendment to
                        Music Project Memorandum of Understanding and Letter of
                        Intent, dated October 15, 1997, between Gaming and Planet
                        Hollywood International, Inc. is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1, filed June 10, 1998,
                        Part II, Item 16, Exhibit 10.50.............................

 10.28                  GAI Contribution and Amendment Agreement, dated February 26,
                        1998, among Gaming Holdings, Gaming, and GAI, LLC is
                        incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Registration Statement on Form S-1, filed on
                        April 9, 1998, Part II, Item 16, Exhibit 10.34..............

 10.29                  Goeglein Contribution and Amendment Agreement, dated
                        February 26, 1998, among Gaming Holdings, Gaming and Richard
                        J. Goeglein is incorporated herein by reference from
                        Enterprises' (SEC File No. 333-49715) Registration Statement
                        on Form S-1, filed on April 9, 1998, Part II, Item 16,
                        Exhibit 10.35...............................................

 10.30                  McKennon Contribution and Amendment Agreement, dated
                        February 26, 1998, among Gaming Holdings, Gaming and James
                        H. McKennon is incorporated herein by reference from
                        Enterprises' (SEC File No. 333-49715) Registration Statement
                        on Form S-1, filed on April 9, 1998, Part II, Item 16,
                        Exhibit 10.36...............................................

 10.31                  Klerk Contribution and Amendment Agreement, dated February
                        26, 1998, among Gaming Holdings, Gaming and Cornelius T.
                        Klerk is incorporated herein by reference from Enterprises'
                        (SEC File No. 333-49715) Registration Statement on Form S-1,
                        filed on April 9, 1998, Part II, Item 16, Exhibit 10.37.....

 10.32                  Galati Contribution and Amendment Agreement, dated February
                        26, 1998, among Gaming Holdings, Gaming and Lee A. Galati is incorporated herein by reference to Enterprises' (SEC File
                        No. 333-49715) Registration Statement on Form S-1, filed on
                        April 9, 1998, Part II, Item 16, Exhibit 10.38..............

 10.33                  Rueda Contribution and Amendment Agreement, dated February
                        26, 1998, among Gaming Holdings, Gaming and Jose A. Rueda is incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Registration Statement on Form S-1, filed on
                        April 9, 1998, Part II, Item 16, Exhibit 10.39..............

 10.34                  GAI Consulting Agreement, dated July 1, 1997, between GAI,
                        LLC and Gaming as amended as of January, 1998 is
                        incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Registration Statement on Form S-1, Amendment
                        No. 1, filed June 10, 1998, Part II, Item 16, Exhibit
                        10.40.......................................................

 10.35                  Employment and Consulting Agreement, dated July 1, 1997,
                        between Gaming and Richard J. Goeglein, as amended as of
                        January, 1998, is incorporated herein by reference from
                        Enterprises' (SEC File No. 333-49715) Registration Statement
                        on Form S-1, Amendment No. 1, filed June 10, 1998, Part II,
                        Item 16, Exhibit 10.41......................................

       EXHIBIT                                                                          PAGE
         NO.                                    DESCRIPTION                             NO.
---------------------                           -----------                           --------
 10.36                  Employment Agreement, dated July 28, 1997, between Gaming
                        and James H. McKennon is incorporated herein by reference
                        from Enterprises' (SEC File No. 333-49715) Registration
                        Statement on Form S-1, Amendment No. 1, filed June 10, 1998,
                        Part II, Item 16, Exhibit 10.42. Amendment No. 2 to the
                        Employment Agreement between Aladdin Gaming, LLC, Aladdin
                        Gaming Holdings, LLC and James McKennon, dated January 27,
                        1999 is incorporated herein by reference from Enterprises'
                        (SEC 333-49715) Form 10-Q for the quarter ended March 31,
                        1999, Part II, Item 6, Exhibit 10.01........................

 10.37                  Employment Agreement, dated July 26, 1997, between Gaming
                        and Cornelius T. Klerk is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Registration
                        Statement on Form S-1, Amendment No. 1, filed June 10, 1998,
                        Part II, Item 16, Exhibit 10.43. Amendment No. 2 to the
                        Employment Agreement between Aladdin Gaming, LLC, Aladdin
                        Gaming Holdings, LLC and Cornelius T. Klerk, dated January
                        27, 1999, is incorporated herein by reference from
                        Enterprises (SEC File No. 333-49715) Form 10-Q for the
                        quarter ended March 31, 1999, Part II, Item 6, Exhibit
                        10.02.......................................................

 10.38                  Employment Agreement, dated August 19, 1997, between Gaming and Lee A. Galati is incorporated herein by reference from the Enterprises' (SEC File No. 333-49715) Registration
                        Statement on Form S-1, Amendment No. 1, filed June 10, 1998,
                        Part II, Item 16, Exhibit 10.44 Amendment No. 2 to the
                        Employment Agreement between Aladdin Gaming, LLC, Aladdin
                        Gaming Holdings, LLC and Lee Galati, dated January 27, 1999, is incorporated herein by reference from Enterprises' (SEC
                        File No. 333-49715) Form 10-Q for the quarter ended March
                        31, 1999, Part II, Item 6, Exhibit 10.04....................

 10.39                  Employment Agreement, dated July 1, 1997, between Gaming and
                        Jose A. Rueda is incorporated herein by reference from
                        Enterprises' (SEC File No. 333-49715) Registration Statement
                        on Form S-1, Amendment No. 1, filed June 10, 1998, Part II,
                        Item 16, Exhibit 10.45. Amendment No. 2 to the Employment
                        Agreement between Aladdin Gaming, LLC, Aladdin Gaming
                        Holdings, LLC and Jose A. Rueda, dated January 27, 1999 is incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Form 10-Q for the quarter ended March 31,
                        1999, Part II, Item 6, Exhibit 10.03........................

 10.40                  FF&E Commitment Letter, dated January 23, 1998, between
                        Gaming and General Electric Capital Corporation is
                        incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Registration Statement on Form S-1, filed
                        April 9, 1998, Part II, Item 16, Exhibit 10.46; Facilities
                        Agreement between General Electric Capital Corporation and
                        Gaming, dated June 26, 1998, is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715)
                        Form 10-Q filed August 14, 1998, Part II, Item 6,
                        Exhibit 10.01; Amendment No. 1 to Facilities Agreement
                        between General Electric Capital Corporation and Gaming,
                        dated September 2, 1998.....................................

 10.41                  Intercreditor Agreement by and among The Bank of Nova
                        Scotia, General Electric Capital Corporation and Gaming,
                        dated as of June 30, 1998, is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715) Form
                        10-Q filed August 14, 1998, Part II, Item 6, Exhibit
                        10.02.......................................................

 10.42                  Mall Commitment Letter, dated December 29, 1997, between
                        Aladdin Bazaar, LLC and Fleet National Bank, as
                        Administrative Agent is incorporated herein by reference
                        from Enterprises' (SEC File No. 333-49715) Registration
                        Statement on Form S-1, Amendment No. 1, filed June 10, 1998,
                        Part II, Item 16, Exhibit 10.47.............................

       EXHIBIT                                                                          PAGE
         NO.                                    DESCRIPTION                             NO.
---------------------                           -----------                           --------
 10.43                  Purchase Agreement, dated February 18, 1998, among Gaming
                        Holdings, Capital, Enterprises, Aladdin Holdings, LLC, the
                        Trust under Article Sixth u/w/o Sigmund Sommer, London Clubs and the Initial Purchasers is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1, filed on April 9, 1998,
                        Part II, Item 16, Exhibit 10.48.............................

 10.44                  Contributed Land Appraisal prepared by HVS International is incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Registration Statement on Form S-1, Amendment
                        No. 1, filed June 10, 1998, Part II, Item 16, Exhibit
                        10.49.......................................................

 10.45                  Employment Agreement dated February 25, 2000 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and William
                        Timmins.....................................................

 10.46                  Employment Agreement dated December 29, 1999 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and David
                        Attaway.....................................................

 10.47                  Employment Agreement dated January 31, 2000 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and Barbara
                        Falvey......................................................

 10.48                  Employment Agreement dated March 7, 2000 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and Thomas
                        Lettero.....................................................

 10.49                  Letter Agreement, dated December 10, 1999 between the Trust
                        Under Article Sixth u/w/o Sigmund Sommer, London Clubs
                        International, plc, London Clubs Nevada, Inc., Aladdin
                        Gaming Holdings, LLC, Sommer Enterprises, LLC, Aladdin
                        Gaming Enterprises, Inc., GAI, LLC and Aladdin Holdings,
                        LLC. Letter Agreement, dated February 23, 2000, between the
                        Trust under Article Sixth u/w/o Sigmund Sommer, London Clubs
                        International plc, London Clubs Nevada, Inc., Aladdin Gaming
                        Holdings, LLC, Sommer Enterprises, LLC, Aladdin Gaming
                        Enterprises, Inc. and GAI, LLC..............................

 21.01                  List of Subsidiaries........................................

 27.01                  Financial Data Schedule.....................................

 99.01                  Consolidated Financial Statements of Aladdin Gaming
                        Holdings, LLC and subsidiaries..............................