Form 10-Q
period 2000-03-31
ALADDIN GAMING ENTERPRISES INC
filed 2000-05-15
CIK 1059128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:             March 31, 2000
                                         --------------------------------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from: _________________ To _________________


Commission file number:                 333-49715
                                      -----------------------------------------

                        ALADDIN GAMING ENTERPRISES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                88-0379695
--------------------------------------  ---------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

831 Pilot Road, Las Vegas, Nevada                                  89119
------------------------------------------------------------ ------------------
(Address of principal executive offices)                         (Zip Code)

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

Indicate the number of shares outstanding of the issuer's classes of common stock, as of March 31, 2000.

Class A Common Stock, no par value,
  2,000,000 shares authorized                           1,107,500 issued
Class B Common Stock, no par value,
  Non-voting, 8,000,000 shares authorized               2,215,000 issued

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                                                                                                        PAGE NO.
                                                                                                      ------------
PART I             FINANCIAL INFORMATION

  Item 1.          Financial Statements

                   Balance Sheets
                     March 31, 2000 and December 31, 1999.................................                 1

                   Statements of Operations
                     For the three months ended March 31, 2000 and 1999 and for the
                     period from inception (December 3, 1997) through March 31, 2000......                 2

                   Statements of Stockholders' Equity
                     For the period from inception (December 3, 1997) through March 31,
                     2000.................................................................                 3

                   Statements of Cash Flows
                     For the three months ended March 31, 2000 and 1999 and for the
                     period from inception (December 3, 1997) through March 31, 2000......                 4

                   Notes to the Consolidated Financial Statements.........................                5-6

  Item 2.          Management's Discussion and Analysis of Financial Condition and
                     Results of Operations................................................                7-10

  Item 3.          Quantitative and Qualitative Disclosures About Market Risk.............                  11

PART II            OTHER INFORMATION

  Item 6.          Exhibits and Reports on Form 8-K.......................................                 11

Signatures         .......................................................................                 12

Exhibit Index      .......................................................................                 13

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                         March 31, 2000         December 31, 1999
                                                                         --------------         -----------------
                                                                           (unaudited)
                             ASSETS

Cash                                                                          $      1                  $      1
Investment in unconsolidated affiliate                                           6,181                     8,562
                                                                         ==============         =================
                                                                              $   6,182                 $   8,563
                                                                         ==============         =================

                LIABILITIES AND MEMBERS' EQUITY

Payable to related party                                                      $      6                  $      4

Common Stock:

Class A, no par value, 2,000,000 shares authorized, 1,107,500 shares issued and outstanding as of March 31, 2000 and
December 31, 1999.
Class B, no par value and non-voting 8,000,000 shares
authorized, 2,215,000 shares issued and outstanding, and
2,215,000 shares reserved pursuant to the warrant agreement as
of March 31, 2000 and December 31, 1999.                                        13,247                    13,247

Additional paid-in capital                                                      14,420                    14,420

Deficit accumulated during the development stage                               (21,491)                  (19,108)
                                                                         ==============         =================
                                                                              $  6,182                  $  8,563
                                                                         ==============         =================


   The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                               AND FOR THE PERIOD
            FROM INCEPTION (DECEMBER 3, 1997) THROUGH MARCH 31, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    For the period
                                                                                                  December 3, 1997
                                                        For the three         For the three            (inception)
                                                         months ended          months ended                through
                                                       March 31, 2000        March 31, 1999         March 31, 2000
                                                          (unaudited)           (unaudited)            (unaudited)
                                                       --------------        --------------       ----------------
Other (income) expense                                    $        1            $        1             $        5

Equity in loss of unconsolidated affiliate                     2,382                 1,969                 21,486

Income tax expense                                                 -                     -                      -

                                                       --------------        --------------       ----------------
Net loss accumulated during the
development stage                                         $    2,383            $    1,970             $   21,491
                                                       --------------        --------------       ----------------

Basic and diluted loss per share                          $    (0.72)           $    (0.59)            $    (6.47)

Shares used in per share calculation                       3,322,500             3,322,500              3,322,500


   The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (DECEMBER 3, 1997)
                             THROUGH MARCH 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                            Common
                                             Stock         Additional
                                            Class A          Paid-in       Retained
                                          and Class B        Capital       Earnings         Total
                                          -----------      ----------      ---------      ---------
BALANCE, DECEMBER 3, 1997                    $     -         $     -       $      -       $      -

Issuance of Class A common stock,
1 share issued                                     -               1              -              1
                                          -----------      ----------      ---------      ---------

BALANCE, DECEMBER 31, 1997                         -               1              -              1

Net loss for the period                            -               -        (10,620)       (10,620)

Issuance of Class A common stock,
  1,107,499 shares issued, and
  Class B common stock, 2,215,000
  shares issued                               13,247               -              -         13,247

Issuance of Warrants to purchase
  Class B common stock, 2,215,000
  Warrants issued                                  -          15,000              -         15,000

Equity costs from unconsolidated
  affiliate                                        -            (581)             -           (581)
                                          -----------      ----------      ---------      ---------

BALANCE, DECEMBER 31, 1998                    13,247          14,420        (10,620)        17,047

Net loss for the period                            -               -         (8,488)        (8,488)
                                          -----------      ----------      ---------      ---------
BALANCE, DECEMBER 31, 1999                    13,247          14,420        (19,108)         8,559

Net loss for the period                            -               -         (2,383)        (2,383)
                                          -----------      ----------      ---------      ---------
BALANCE, MARCH 31, 2000                      $13,247         $14,420       $(21,491)      $  6,176
                                          ===========      ==========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 AND FOR THE PERIOD
            FROM INCEPTION (DECEMBER 3, 1997) THROUGH MARCH 31, 2000
                                 (IN THOUSANDS)

                                                                                                    For the period
                                                                                                   December 3, 1997
                                                   For the three            For the three             (inception)
                                                    months ended             months ended               through
                                                   March 31, 2000           March 31, 1999          March 31, 2000
                                                    (unaudited)              (unaudited)              (unaudited)
                                                   --------------           --------------         ----------------
Cash flows used for investing activities:
Investment in unconsolidated affiliate                         -                        -                  (15,000)

Cash flows from financing activities:
Proceeds from the issuance of stock                            -                        -                        1
Proceeds from the issuance of warrants                         -                        -                   15,000
                                                   --------------           --------------         ----------------

Increase in cash and cash equivalents                          -                        -                        1

Cash and cash equivalents at beginning of
period                                                         1                        1                        -
                                                   --------------           --------------         ----------------
Cash and cash equivalents at end of period                    $1                  $     1                 $      1
                                                   ==============           ==============         ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-cash investing and financing activities:
Equity contributions - non-cash                                -                        -                 $ 13,247


   The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

     Enterprises has no other business or activities other than its investment in Gaming Holdings, which is a development stage company. Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred interests of Aladdin Gaming, LLC, ("Gaming"). Gaming is developing, constructing and will operate a new hotel and casino, the Aladdin Resort and Casino as the centerpiece of an approximately 35-acre resort, casino and entertainment complex in Las Vegas, Nevada. The resort will be located at the center of Las Vegas Boulevard. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music"). Aladdin Music plans to construct a second hotel and casino with a music and entertainment theme ("Aladdin Music Project") on the southeast corner of the 35-acre parcel. Aladdin Music is currently seeking a joint venture partner and financing for the Aladdin Music Project.

     This information should be read in conjunction with the financial statements set forth in Enterprises' Annual Report on Form 10-K for the year ended December 31, 1999.

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

     Enterprises has no business or activities other than its investment in Gaming Holdings, which is a development stage company. Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred membership interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corp. ("Capital") is a wholly-owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of Gaming Holdings 13-1/2% Senior Discount Notes ("Notes"). Capital does not have any material operations or assets and does not have any revenues. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music").

     The operations of Gaming Holdings and its subsidiaries have been primarily limited to the design, development, financing and construction of a new Aladdin Resort and Casino ("Aladdin"). The Aladdin will be the centerpiece of an approximately 35-acre world-class resort, casino and entertainment complex ("Complex") located on the site of the former Aladdin hotel and casino in Las Vegas, Nevada, a premier location on Las Vegas Boulevard. The Aladdin has been designed to include a luxury themed hotel of approximately 2,567 rooms ("Hotel"), an approximately 116,000 square foot casino ("Casino") an approximately 1,200 seat production showroom and six restaurants. The Casino's main gaming area will contain approximately 2,800 slot machines, 87 table games, keno and a race and sports book facility. Included on a separate level of the Casino will be a 15,000 square foot luxurious gaming section ("The London Club at Aladdin") that is expected to contain an additional 20 to 30 high denomination table games and approximately 100 high denomination slot machines. The Complex, which has been designed to promote casino traffic and to provide customers with a wide variety of entertainment alternatives, will comprise: (i) the Aladdin; (ii) the themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) a planned second hotel and casino with a music and entertainment theme ("Aladdin Music Project"); (iv) the newly renovated 7,000-seat Theater of the Performing Arts ("Theater"); and
(v) the approximately 4,800-space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of Gaming Holdings and Aladdin Music is currently seeking a joint venture partner and financing for the Aladdin Music Project. Gaming Holdings currently believes that the completion and opening of the Aladdin will occur during August 2000.

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

     Enterprises recorded a net loss of approximately $2.4 million for the three months ended March 31, 2000, as compared to approximately $2.0 million for the three months ended March 31, 1999. Enterprises' cumulative loss for the period of inception (December 3, 1997) to March 31, 2000 was approximately $21.5 million. Gaming Holdings' losses were due to the pre-opening costs, interest expense, amortization costs and expenses related to the Notes.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Through March 31, 2000, approximately $468.0 million had been expended primarily on the development of the Aladdin, of which approximately $74.5 million had been expended on repayment of debt associated with the land contribution to Gaming Holdings, approximately $351.0 million in construction, furniture, fixtures and equipment, and capitalized interest, approximately $39.5 million in debt issuance and member equity costs, and approximately $3.0 million in pre-opening costs, net interest expense, and other current assets.

LIQUIDITY AND CAPITAL RESOURCES

     On February 26, 1998, Gaming Holdings and Capital issued $221.5 million aggregate principal amount of their 13-1/2% Senior Discount Notes due 2010 ("Notes"). The proceeds to Gaming Holdings from the Notes were approximately $115.0 million and all the proceeds have been utilized by Gaming Holdings for the development and construction of the Aladdin. For further details on the Notes, including the covenants, restrictions and limitations on Enterprises pursuant to the Notes Indenture, see Exhibit 10.1 to Enterprises' Form 10-K for the year ended December 31, 1999.

     Gaming has a credit facility ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and The Bank of Nova Scotia as the administrative agent for the lenders (collectively, "Lenders"). The Credit Agreement consists of three separate term loans. The Term A Loan comprises a term loan of $129.7 million and matures five and one-half years after the initial borrowing date. The Term B Loan comprises a term loan of $114 million and matures eight and one-half years after the initial borrowing date. The Term C Loan comprises a term loan of $160 million and matures ten years after the initial borrowing date. As of March 31, 2000, approximately $42.3 million of the Term C Loan proceeds, plus accrued interest, is available. As of March 31, 2000, Gaming had approximately $20.5 million of interest income that has been earned as the Term B and Term C Loan proceeds that is also available. For further details on the Bank Credit Facility, including the covenants, restrictions and limitations on Gaming pursuant to the Bank Credit Facility, see Exhibit 10.12 to Enterprises' Form 10-K for the year ended December 31, 1999.

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

     London Clubs, the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by the Sommer Trust, have entered into a completion guaranty ("Bank Completion Guaranty") for the benefit of the Lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. From January 1, 2000 to March 31, 2000, there has been a total of approximately $20.6 million in payments pursuant to the Bank Completion Guaranty, which has been funded by London Clubs. Gaming Holdings issued for these Bank Completion Guaranty payments (i) Series A Preferred Shares in exchange for the contribution of such payments and (ii) Series D Preferred Shares representing a profits only interest in Gaming Holdings. The holders of the Notes are not a party to the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty.

     In connection with the development of the Mall Project, Aladdin Bazaar agreed to reimburse Gaming approximately $14.2 million for the construction of certain areas shared by the Aladdin and the Mall Project and the facade to the Aladdin and, as of March 31, 2000, Aladdin Bazaar has paid the Company approximately $12.0 million of this amount. Additionally, Aladdin Bazaar is obligated to spend no more than $36 million for the Carpark. Therefore, any cost overruns associated with these items will be borne by Gaming. In addition, Gaming is obligated to pay to Aladdin Bazaar:
(i) a $3.2 million fee per year for a term of 99 years, which is adjusted every fifth year pursuant to a consumer price index-based formula, for usage of the Carpark; and (ii) Gaming's proportionate share of the operating costs associated with the Carpark and other common areas.

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

     Following the commencement of operations of the Aladdin, Gaming Holdings expects to fund its operating, debt service and capital needs, as currently contemplated, with $15 million of working capital from the Funding Transactions and operating cash flows. In addition, Gaming Holdings is seeking a $10 million working capital facility; however, there can be no assurance such facility will be available to Gaming Holdings, or that, if available, the facility will be on terms favorable to Gaming Holdings.

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

CERTAIN FORWARD LOOKING STATEMENTS

     Certain information included in this Form 10-Q and other materials filed or to be filed by Enterprises with the United States Securities and Exchange Commission (as well as information included in oral statements or other written statements made, or to be made, by Enterprises) contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitation, those relating to plans for future operations, current construction and development activities (including completion dates, budgets and cost estimates), other business development activities, capital spending, financing sources, the effect of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, Enterprises. These risks and uncertainties include, but are not limited to, those relating to the current development and construction activities and costs and timing thereof, the sources and extent of financing for the project, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

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

     Beginning June 30, 1999, Gaming has the following interest rate swaps, interest rate ceilings and floor caps, and related notional amounts in effect: (i) an interest rate swap with an original notional amount of $114 million increasing to a maximum of $222.5 million whereby interest is fixed at 5.50% through March 31, 2000; (ii) after March 31, 2000, an interest rate collar with a notional amount of $250 million, a maximum and minimum interest rate of 7.5% and 5.15%, respectively, will go into effect and mature on September 30, 2006; and (iii) an interest rate collar with a notional amount of $160 million, a maximum rate of 8.00%, a minimum rate of 5.15% and a maturity date of March 31, 2003. All rates noted above are LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The LIBOR applicable to these agreements is adjusted every three months and on March 31, 2000 was set at 6.18%. The fair market value of Gaming's interest rate swaps, interest rate ceilings and floor caps as provided by the counterparty, is a net receivable of approximately $4.1 million at March 31, 2000.

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


PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.01  Financial Data Schedule

         (b)  Reports on Form 8-K

         On February 1, 2000, Enterprises filed a Form 8-K, dated January 28, 2000 with the United States Securities and Exchange Commission. The Form 8-K reported the extension of the Outside Completion Deadline for the Aladdin.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ALADDIN GAMING ENTERPRISES, INC.


May 15, 2000                          By: /s/ Ronald Dictrow
                                          ----------------------------------
                                          Ronald Dictrow, Secretary


May 15, 2000                          By: /s/ Thomas A. Lettero
                                          ----------------------------------
                                          Thomas A. Lettero, Treasurer

                                  EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION                                        PAGE NO.
-----------    -----------                                        --------
27.01          Financial Data Schedule
