Form 10-Q
period 2000-06-30
ALADDIN GAMING ENTERPRISES INC
filed 2000-08-14
CIK 1059128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from: ________________  To _________________

Commission file number:       333-49715

                        ALADDIN GAMING ENTERPRISES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Nevada                                   88-0379695
---------------------------------         --------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

831 Pilot Road, Las Vegas, Nevada                                        89119
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
                                                               YES  X    NO
                                                                   ---      ---

Indicate the number of shares outstanding of the issuer's classes of common stock, as of June 30, 2000.

Class A Common Stock, no par value, 2,000,000 shares authorized                 1,107,500 issued
Class B Common Stock, no par value, Non-voting, 8,000,000 shares authorized     2,215,000 issued

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX


                                                                       Page No.
                                                                      ----------
PART I         FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Balance Sheets
                 June 30, 2000 and December 31, 1999.................        1

               Statements of Operations
                 For the three months ended June 30, 2000 and
                 1999 and for the period from inception
                 (December 3, 1997) through June 30, 2000 ...........        2

               Statements of Stockholders' Equity
                 For the period from inception (December 3, 1997)
                 through June 30, 2000 ..............................        3

               Statements of Cash Flows
                 For the six months ended June 30, 2000 and 1999 and
                 for the period from inception (December 3, 1997)
                 through June 30, 2000 ...............................       4

               Notes to the Consolidated Financial Statements ........       5

   Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .................       7

   Item 3.     Quantitative and Qualitative Disclosures About
                 Market Risk .........................................      11

PART II        OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K ......................      13

Signatures     .......................................................      14

Exhibit Index  .......................................................      15

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                   ALADDIN GAMING ENTERPRISES, INC.
                     (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEETS
               AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                            (IN THOUSANDS)



                                                                           June 30, 2000           December 31, 1999
                                                                           -------------           -----------------
                                                                            (unaudited)
                             ASSETS

Cash                                                                       $        1                 $        1
Investment in unconsolidated affiliate                                          2,494                      8,562
                                                                           ----------                 ----------
                                                                                2,495                      8,563
                                                                           ==========                 ==========

                LIABILITIES AND MEMBERS' EQUITY

Payable to related party                                                  $        6                  $        4

Common Stock:

Class A, no par value, 2,000,000 shares authorized, 1,107,500 shares issued and outstanding as of June 30, 2000 and
December 31, 1999.
Class B, no par value and non-voting 8,000,000 shares
authorized, 2,215,000 shares issued and outstanding, and
2,215,000 shares reserved pursuant to the warrant agreement as
of June 30, 2000 and December 31, 1999.                                       13,247                      13,247

Additional paid-in capital                                                    14,420                      14,420

Deficit accumulated during the development stage                             (25,178)                    (19,108)
                                                                           ----------                 ----------
                                                                               2,495                       8,563
                                                                           ==========                 ==========

   The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                               AND FOR THE PERIOD
             FROM INCEPTION (DECEMBER 3, 1997) THROUGH JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                   For the period
                                                                                                                 December 3, 1997
                                                For the three  For the three     For the six      For the six         (inception)
                                                 months ended   months ended    months ended     months ended             through
                                                June 30, 2000  June 30, 1999   June 30, 2000    June 30, 1999       June 30, 2000
                                                  (unaudited)    (unaudited)    (unaudited)      (unaudited)         (unaudited)
                                                -------------  -------------   --------------   -------------    ----------------
Other (income) expense                           $        -    $          -      $        1      $          1      $        5

Equity in loss of unconsolidated affiliate            3,687           1,879           6,069             3,848          25,173

Income tax expense                                        -               -               -                 -               -

Net loss accumulated during the development      ----------    ------------      ----------     -------------      ----------
stage                                                 3,687           1,879           6,070             3,849          25,178
                                                 ----------    ------------      ----------     -------------      ----------

Basic and diluted loss per share                     $(1.11)          $(.57)         $(1.83)           $(1.16)         $(7.58)

Shares used in per share calculation              3,322,500       3,322,500       3,322,500         3,322,500       3,322,500

 The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (DECEMBER 3, 1997)
                              THROUGH JUNE 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                 Common
                                                  Stock           Additional
                                                 Class A            Paid-in           Retained
                                               and Class B          Capital           Earnings           Total
                                              -------------      -------------      ------------      ----------
BALANCE, DECEMBER 3, 1997                        $     -            $     -           $     -          $      -

Issuance of Class A common stock,
  1 share issued                                       -                  1                 -                 1
                                                 -------            -------          --------          --------

BALANCE, DECEMBER 31, 1997                             -                  1                 -                 1

Net loss for the period                                -                  -           (10,620)          (10,620)

Issuance of Class A common stock,
  1,107,499 shares issued, and
  Class B common stock, 2,215,000
  shares issued                                    13,247                 -                 -            13,247

Issuance of Warrants to purchase
  Class B common stock, 2,215,000
  Warrants issued                                      -             15,000                 -            15,000

Equity costs from unconsolidated
  affiliate                                            -               (581)                -              (581)
                                                 -------            -------          --------          --------

BALANCE, DECEMBER 31, 1998                        13,247             14,420           (10,620)           17,047

Net loss for the period                                -                  -            (8,488)           (8,488)
                                                 -------            -------          --------          --------
BALANCE, DECEMBER 31, 1999                        13,247             14,420           (19,108)            8,559

Net loss for the period                                -                  -            (2,383)           (2,383)
                                                 -------            -------          --------          --------
BALANCE, MARCH 31, 2000                           13,247             14,420           (21,491)            6,176

Net Loss for the Period                                -                  -            (3,687)           (3,687)
                                                 -------            -------          --------          --------
BALANCE, JUNE 30, 2000                           $13,247            $14,420          $(25,178)         $  2,489
                                                 =======            =======          ========          ========

   The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 AND FOR THE PERIOD
             FROM INCEPTION (DECEMBER 3, 1997) THROUGH JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                                                           For the period
                                                                                                          December 3, 1997
                                                     For the six                 For the six                 (inception)
                                                     months ended             months ended June                through
                                                     June 3 2000                   30, 1999                 June 30, 2000
                                                     (unaudited)                 (unaudited)                 (unaudited)
                                                 --------------------      -----------------------      ---------------------
Cash flows used for investing activities:
Investment in unconsolidated affiliate                         -                           -                      (15,000)

Cash flows from financing activities:
Proceeds from the issuance of stock                            -                           -                            1
Proceeds from the issuance of warrants                         -                           -                       15,000

Increase in cash and cash equivalents                          -                           -                            1

Cash and cash equivalents at beginning of
period                                                          1                          1                            -
Cash and cash equivalents at end of
period                                                    $     1                    $     1                    $       1
                                                          =======                    =======                    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-cash investing and financing activities:
Equity contributions - non-cash                                 -                          -                    $  13,247

   The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

     Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Enterprises' annual financial statements except as modified for interim accounting policies. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods) have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

     There was no income tax expense or benefit recorded for the period from inception (December 3, 1997) through June 30, 2000 as Enterprises is a development stage company and the realization of any deferred tax asset is uncertain.

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

     The operations of Gaming Holdings and its subsidiaries have been primarily limited to the design, development, financing and construction of a new Aladdin Resort and Casino ("Aladdin"). The Aladdin will be the centerpiece of an approximately 35-acre resort, casino and entertainment complex ("Complex") located on the site of the former Aladdin hotel and casino in Las Vegas, Nevada, a premier location on Las Vegas Boulevard. The Aladdin has been designed to include a luxury themed hotel of approximately 2,567 rooms ("Hotel"), an approximately 116,000 square foot casino ("Casino") an approximately 1,200 seat production showroom and six restaurants. The Casino's main gaming area will contain approximately 2,800 slot machines, 87 table games, keno and a race and sports book facility. Included on a separate level of the Casino will be a 15,000 square foot luxurious gaming section ("The London Club at Aladdin") that is expected to contain an additional 20 to 30 high denomination table games and approximately 100 high denomination slot machines. The Complex, which has been designed to promote casino traffic and to provide customers with a wide variety of entertainment alternatives, will comprise: (i) the Aladdin; (ii) the themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage");
(iii) a planned second hotel and casino with a music and entertainment theme ("Aladdin Music Project"); (iv) the newly renovated 7,000-seat Theater of the Performing Arts ("Theater"); and (v) the approximately 4,800-space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of Gaming Holdings and Aladdin Music is currently seeking a joint venture partner and financing for the Aladdin Music Project. Gaming Holdings currently believes that the completion and opening of the Aladdin will occur during August 2000.

RESULTS OF OPERATIONS

     Enterprises has no business or activities or material assets other than its investment in Gaming Holdings, which is a development stage company and has no significant operations to date.

     Gaming Holdings has capitalized all qualifying construction costs. Accordingly, Gaming Holdings does not have any historical operating income. The capitalized costs consist primarily of land contributed by certain members of Gaming Holdings, design fees, financing and commitment fees, construction costs and interest on debt incurred to finance construction and development of Aladdin. Capitalized costs include approximately $2.2 million related to Aladdin Music for necessary predevelopment costs and expenses of the Aladdin Music Project. Gaming Holdings' operating expenses primarily have consisted of interest, amortization costs, expenses related to the Notes and pre-opening costs.

     Gaming Holdings' results of operations from inception to the anticipated opening of the Aladdin in August, 2000, have been adversely affected by the expensing of pre-opening costs and interest not qualifying for capitalization and should not be indicative of future operations. Accordingly, historical results will not be indicative of future operating results. Future operating results of Gaming Holdings are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond Gaming Holdings' control. While Gaming Holdings believes that the Aladdin will be able to attract a sufficient number of patrons and achieve the level of activity necessary to permit Gaming Holdings to meet its debt payment obligations, including the Notes and other indebtedness, and its other obligations, there can be no assurance with respect thereto.

     Because Enterprises' only material asset is its 25% interest in Gaming Holdings, Enterprises records 25% of Gaming Holdings' losses and preferred dividends in arrears as equity in loss of unconsolidated affiliate.

     Enterprises recorded a net loss of approximately $3.7 million and $6.1 million for the three and six months ended June 30, 2000, respectively, as compared to approximately $1.9 million and $3.8 million for the three and six months ended June 30, 1999, respectively. Enterprises' cumulative loss for the period of inception (December 3, 1997) to June 30, 2000 was approximately $25.2 million. Gaming Holdings' losses were due to the pre-opening costs, interest expense, amortization costs and expenses related to the Notes.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Through June 30, 2000, approximately $604.1 million had been expended primarily on the development of the Aladdin, of which approximately $74.5 million had been expended on repayment of debt associated with the land contribution to Gaming Holdings, approximately $474.3 million in construction, furniture, fixtures and equipment, and capitalized interest, approximately $39.5 million in debt issuance and member equity costs, and approximately $15.8 million in pre-opening costs, net interest expense, and other current assets.

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

     Gaming has a credit facility ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and The Bank of Nova Scotia as the administrative agent for the lenders (collectively, "Lenders"). The Credit Agreement consists of four separate term loans. The Term A Loan comprises a term loan of $129.7 million and matures five and one-half years after the initial borrowing date. The Term B Loan comprises a term loan of $114 million and matures eight and one-half years after the initial borrowing date. The Term C Loan comprises a term loan of $160 million and matures ten years after the initial borrowing date. The Term D Loan is comprised of a term loan of $50 million which matures six months after the Term C Loan matures. As of June 30, 2000, approximately $100.3 million of the Term A Loan proceeds is available. As of June 30, 2000, Gaming had fully utilized the Term B and Term C Loan proceeds. As of June 30, 2000, the Term D Loan was not in place. For further details on the establishment of the Term D Loan, please see the discussion below. On June 1, 2000, the Credit Agreement was amended ("Third Amendment to Credit Agreement") to provide for: (a) the creation of wholly-owned subsidiaries of Gaming; (b) the creation of certain operating bank accounts prior to the opening of the Aladdin; (c) the increase of the annual amount of permitted operating leases prior to opening of the Aladdin and to change the date by which such amount of permitted operating leases can be increased after the opening of the Aladdin; (d) the increase of Gaming's cash management account to $10 million; and (e) the transfer, for value received, of certain collateral under the Bank Credit Facility to the FF&E Financing. For further details on the Third Amendment to Credit Agreement, see Exhibit 10.1 to Enterprises' Form 10-Q for the period ended June 30, 2000. On July 27, 2000, the Credit Agreement was amended ("Fourth Amendment to Credit Agreement") to provide for: (a) a new Term D Loan in the amount of $50 million, subject to reduction in certain events, with an interest rate of approximately 11%; (b) extending the commencement of measurement date for certain financial covenants; and (c) other technical amendments to the Credit Agreement. As of August 7, 2000, none of the Term D Loan had been utilized. For further details on the Fourth Amendment to Credit Agreement, see Exhibit
10.2 to Enterprises' Form 10-Q for the period ended June 30, 2000. For further details on the Bank Credit Facility, including the covenants, restrictions and limitations on Gaming pursuant to the Bank Credit Facility, see Exhibit 10.12 to Enterprises' Form 10-K for the year ended December 31, 1999.

     Gaming has operating lease financing of up to $60 million and a term loan facility of $20 million to obtain gaming equipment and other specified equipment (collectively, "FF&E Financing"). For further details on the operating lease financing and term loan facility, including the covenants, restrictions and limitations on Gaming pursuant to the FF&E Financing, see
Exhibit 10.40 to Enterprises' Form 10-K for the year ended December 31, 1999.

     As a result of Gaming Holdings' on-going review of the anticipated construction and pre-opening costs for the Aladdin, in July, 2000, Gaming Holdings increased its main project budget by approximately $50 million, from approximately $973 million to approximately $1.023 billion. Gaming Holdings will utilize the Term D Loan proceeds to fund this budgetary increase.

     During June and July 2000, The Bank of Nova Scotia, as Administrative Agent under Gaming's Bank Credit Facility, drew down all of the approximately $47.3 million letter of credit previously issued for the account of London Clubs, which London Clubs posted pursuant to the Completion Guaranty. The proceeds of the drawing under the letter of credit were used to fund various construction and pre-opening costs.

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

     London Clubs, the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by the Sommer Trust, have entered into a completion guaranty ("Bank Completion Guaranty") for the benefit of the Lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. From January 1, 2000 to June 30, 2000, there has been a total of approximately $79.4 million in payments pursuant to the Bank Completion Guaranty, which has been funded by London Clubs. Gaming Holdings issued for these Bank Completion Guaranty payments (i) Series A Preferred Shares in exchange for the contribution of such payments and (ii) Series D Preferred Shares representing a profits only interest in Gaming Holdings. The holders of the Notes are not a party to the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty.

     AHL, Bazaar Holdings and London Clubs have entered into the Keep-Well Agreement in favor of the lenders under the Bank Credit Facility. In connection with the Fourth Amendment to Credit Agreement, the Sommer Trust became a party to the Keep-Well Agreement. The Keep-Well Agreement is the joint and several agreement of the parties to make certain quarterly cash equity contributions to the Gaming Holdings if Gaming Holdings fails to comply with the Minimum Fixed Charges Coverage Ratio set forth in the Bank Credit Facility, but in no event shall the aggregate cash equity contribution required to be made in any fiscal year of Gaming Holdings exceed $30.0 million. In exchange for such cash equity contributions, Gaming Holdings will issue Series A or B Preferred Membership Interests.

     In connection with the development of the Mall Project, Aladdin Bazaar agreed to reimburse Gaming approximately $14.2 million for the construction of certain areas shared by the Aladdin and the Mall Project and the facade to the Aladdin and, as of June 30, 2000, Aladdin Bazaar has paid Gaming approximately $13.0 million of this amount. Additionally, Aladdin Bazaar is obligated to spend no more than $36 million for the Carpark. Therefore, any cost overruns associated with these items will be borne by Gaming. In addition, Gaming is obligated to pay to Aladdin Bazaar: (i) a $3.2 million fee per year for a term of 99 years, which is adjusted every fifth year pursuant to a consumer price index-based formula, for usage of the Carpark; and (ii) Gaming's proportionate share of the operating costs associated with the Carpark and other common areas.

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

     Upon the commencement of operations of the Aladdin, Gaming Holdings will have approximately $17.0 million of working capital to fund its operations, debt service and capital needs as currently anticipated. Based on Gaming Holdings' projection of operating revenues and expenses, required capital expenditures and other expected expenditures, Gaming Holdings believes that such working capital is sufficient to address Gaming Holdings' liquidity needs.

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

     Beginning June 30, 1999, Gaming has the following interest rate swaps, interest rate ceilings and floor caps, and related notional amounts in effect: (i) an interest rate swap with an original notional amount of $114 million increasing to a maximum of $222.5 million whereby interest is fixed at 5.50%
through March 31, 2000; (ii) after March 31, 2000, an interest rate collar with a notional amount of $250 million, a maximum and minimum interest rate of 7.5% and 5.15%, respectively, will go into effect and mature on September 30, 2006; and (iii) an interest rate collar with a notional amount of $160 million, a maximum rate of 8.00%, a minimum rate of 5.15% and a maturity date of March 31, 2003. All rates noted above are LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The LIBOR applicable to these agreements is adjusted every three months and on June 30, 2000 was set at 6.28%. The fair market value of the Gaming's interest rate swaps, interest rate ceilings and floor caps as provided by the counterparty, is a net receivable of approximately $2.9 million at June 30, 2000.

     The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of Gaming. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as LIBOR fluctuates.

     Neither Gaming nor the counterparty, which is a prominent financial institution, is required to collateralize their respective obligations under these swaps. Gaming is exposed to loss if the counterparty defaults. However, Enterprises considers the risk of non-performance to be minimal as the counterparty is a member of the Bank Credit Facility.

     Effective July 20, 2000, Gaming restructured its interest rate collar arrangements in an effort to reduce future expenditures for interest. Gaming has entered into these agreements to manage interest expense, which is subject to fluctuations due to the variable nature of the London Interbank Offered Rate ("LIBOR"). In exchange for entering into the transaction, Gaming received $1,000,000 from the counterparty in July, 2000.

     Beginning July 20, 2000, Gaming has the following interest rate ceilings and floor caps, and related notional amounts in effect: (i) an interest rate collar with a notional amount of $245.7 million, a maximum and minimum interest rate of 8.00% and 6.25%, respectively, and a maturity date of June 30, 2005, (ii) an interest rate collar with a notional amount of $159.2 million, a maximum rate of 8.00%, a minimum rate of 6.25% and a maturity date of June 30, 2005; (iii) an interest rate collar with a notional amount of $50 million, a maximum rate of 8.00%, a minimum rate of 6.25%, and a maturity of June 30, 2005 All rates noted above are LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans.

     The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of Gaming. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as LIBOR fluctuates.

     Neither Gaming nor the counterparty, which is a prominent financial institution, is required to collateralize their respective obligations under these swaps. Gaming is exposed to loss if the counterparty defaults. However, Gaming Enterprises considers the risk of non-performance to be minimal as the counterparty is a member of the Bank Credit Facility.

PART II           OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.01 Third Amendment to Credit Agreement, dated as of June 1, 2000, among Aladdin Gaming, LLC, Various Financial Institutions, The Bank of Nova Scotia, Merrill Lynch Capital Corporation and CIBC Oppenheimer Corp.

          10.02 Fourth Amendment to Credit Agreement, dated as of July 27, 2000, among Aladdin Gaming, LLC, Various Financial Institutions, The Bank of Nova Scotia, Merrill Lynch Capital Corporation and CIBC Oppenheimer Corp.

          10.03 Agreement of Amendment, dated as of June 2, 2000, among General Electric Capital Corporation, GMAC Commercial Mortgage Corporation and Aladdin Gaming, LLC.

          10.04 Agreement of Amendment No. 3, dated as of July 27, 2000, among General Electric Capital Corporation, GMAC Commercial Mortgage Corporation and Aladdin Gaming, LLC.

          10.05 First Amendment to Deed of Trust, Assignment of Rents and Leases, Fixture Filing and Security Agreement, dated as of July 27, 2000, made by and between Aladdin Gaming, LLC, as Trustee, and Stewart Title of Nevada, as Trustee, for the benefit of The Bank of Nova Scotia.

          10.06 Amendment of Agreements, effective as of July 27, 2000, by and among Aladdin Gaming, LLC, the various financial institutions and The Bank of Nova Scotia.

          10.07 Amendment No. 1 to the Employment Agreement of William Timmins, dated as of May 26, 2000, between Aladdin Gaming, LLC, Aladdin Gaming Holdings, LLC and William Timmins.

          10.08 Employment Agreement of Patricia Becker, dated as of July 27, 2000, between Aladdin Gaming, LLC, Aladdin Gaming Holdings, LLC and Patricia Becker.

          27.01  Financial Data Schedule.


     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALADDIN GAMING ENTERPRISES, INC.




August 14, 2000                         By:    /s/ Thomas A. Lettero
                                               ---------------------------------
                                               Thomas A. Lettero, Treasurer

                                  EXHIBIT INDEX


EXHIBIT                                                                      PAGE
NO.         DESCRIPTION                                                      NO.
-------     -----------                                                      ----
10.01       Third Amendment to Credit Agreement, dated as of June 1,
            2000, among Aladdin Gaming, LLC, Various Financial
            Institutions, The Bank of Nova Scotia, Merrill Lynch Capital
            Corporation and CIBC Oppenheimer Corp.

10.02       Fourth Amendment to Credit Agreement, dated as of July 27,
            2000, among Aladdin Gaming, LLC, Various Financial
            Institutions, The Bank of Nova Scotia, Merrill Lynch Capital
            Corporation and CIBC Oppenheimer Corp.

10.03       Agreement of Amendment, dated as of June 2, 2000, among
            General Electric Capital Corporation, GMAC Commercial
            Mortgage Corporation and Aladdin Gaming, LLC.

10.04 Agreement of Amendment No. 3, dated as of July 27, 2000, among General Electric Capital Corporation, GMAC Commercial
            Mortgage Corporation and Aladdin Gaming, LLC.

10.05       First Amendment to Deed of Trust, Assignment of Rents and
            Leases, Fixture Filing and Security Agreement, dated as of
            July 27, 2000, made by and between Aladdin Gaming, LLC, as
            Trustee, and Stewart Title of Nevada, as Trustee, for the benefit of The Bank of Nova Scotia.

10.06 Amendment of Agreements, effective as of July 27, 2000, by and among Aladdin Gaming, LLC, the various financial institutions and The Bank of Nova Scotia.

10.07       Amendment No. 1 to the Employment Agreement of William
            Timmins, dated as of May 26, 2000, between Aladdin Gaming,
            LLC, Aladdin Gaming Holdings, LLC and William Timmins.

10.08       Employment Agreement of Patricia Becker, dated as of July
            27, 2000, between Aladdin Gaming, LLC, Aladdin Gaming
            Holdings, LLC and Patricia Becker.

27.01       Financial Data Schedule.