Form 10-Q
period 2000-09-30
ALADDIN GAMING ENTERPRISES INC
filed 2000-11-14
CIK 1059128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:        SEPTEMBER 30, 2000
                                        ---------------------------------

                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from:                   To
                                           -------------        -------------

Commission file number:                 333-49715
                                      ------------------------------------------

                        ALADDIN GAMING ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                     88-0379695
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3667 Las Vegas Boulevard South, Las Vegas, Nevada                   89109
----------------------------------------------------------    ------------------
(Address of principal executive offices)                         (Zip Code)

                                 (702) 785-5555
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of the issuer's classes of common stock, as of September 30, 2000.

Class A Common Stock, no par value, 2,000,000 shares authorized                           1,107,500 issued
Class B Common Stock, no par value, Non-voting, 8,000,000 shares authorized               2,215,000 issued

                        ALADDIN GAMING ENTERPRISES, INC.

                                      INDEX

                                                                                                         PAGE NO.
                                                                                                       ------------
PART I              FINANCIAL INFORMATION

   Item 1.          Financial Statements

                    Balance Sheets
                      September 30, 2000 and December 31, 1999.......................................       1

                    Statements of Operations
                      For the three and nine months ended September 30, 2000 and 1999................       2

                    Statements of Cash Flows
                      For the nine months ended September 30, 2000 and 1999..........................       3

                    Notes to the Consolidated Financial Statements...................................       4

   Item 2.          Management's Discussion and Analysis of Financial Condition and
                      Results of Operations..........................................................       6

   Item 3.          Quantitative and Qualitative Disclosures About Market Risk.......................       9

PART II             OTHER INFORMATION

   Item 1.          Legal Proceedings................................................................      11

   Item 6.          Exhibits and Reports on Form 8-K.................................................      11

Signatures          .................................................................................      12

Exhibit Index       .................................................................................      13

PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                        ALADDIN GAMING ENTERPRISES, INC.
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                 (In Thousands)

                                                                       SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                                                      ----------------------    ----------------------
                                                                           (unaudited)
                             ASSETS

Cash                                                                                    $ 1                       $ 1
Investment in unconsolidated affiliate                                                   --                     8,562
                                                                      ----------------------    ----------------------
                                                                                          1                     8,563
                                                                      ======================    ======================

                LIABILITIES AND MEMBERS' EQUITY

Payable to related party                                                                $ 6                       $ 4

Common Stock:

Class A, no par value, 2,000,000 shares authorized, 1,107,500 shares issued and outstanding as of September 30, 2000 and
December 31, 1999.
Class B, no par value and non-voting 8,000,000 shares
authorized, 2,215,000 shares issued and outstanding, and
2,215,000 shares reserved pursuant to the warrant agreement as
of September 30, 2000 and December 31, 1999.                                         13,247                    13,247

Additional paid-in capital                                                           14,420                    14,420

Deficit accumulated during the development stage                                    (27,672)                  (19,108)
                                                                      ----------------------    ----------------------
                                                                                          1                     8,563
                                                                      ======================    ======================













   The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                      (In Thousands, except per share data)

                                                           FOR THE THREE      FOR THE THREE        FOR THE NINE       FOR THE NINE
                                                            MONTHS ENDED       MONTHS ENDED        MONTHS ENDED       MONTHS ENDED
                                                           SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                                                                    2000               1999                2000               1999
                                                             (UNAUDITED)       ( UNAUDITED)         (UNAUDITED)        (UNAUDITED)
                                                       ------------------   ----------------   -----------------   ----------------
Other (income) expense                                             $ -                  $ -               $ 1                  $ 1

Equity in loss of unconsolidated affiliate                       4,715                1,882             8,563                5,730

                                                       ------------------   ----------------   -----------------   ----------------
Net loss accumulated during the development stage                4,715                1,882             8,564                5,731
                                                       ------------------   ----------------   -----------------   ----------------

Basic and diluted loss per share                               $ (1.42)              $ (.57)          $ (2.58)             $ (1.72)

Shares used in per share calculation                         3,322,500            3,322,500         3,322,500            3,322,500

   The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (In Thousands)

                                                    FOR THE NINE             FOR THE NINE
                                                    MONTHS ENDED             MONTHS ENDED
                                                 SEPTEMBER 30 2000        SEPTEMBER 30, 1999
                                                    (UNAUDITED)              (UNAUDITED)
                                                 -------------------    ----------------------
Cash flows used for investing activities:
Investment in unconsolidated affiliate                            -                         -

Cash flows from financing activities:
Proceeds from the issuance of stock                               -                         -
Proceeds from the issuance of warrants                            -                         -
                                                 -------------------    ----------------------

Increase in cash and cash equivalents                             -                         -

Cash and cash equivalents at beginning of
period                                                            1                         1
                                                 -------------------    ----------------------
Cash and cash equivalents at end of period                      $ 1                       $ 1
                                                 ===================    ======================

















   The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

         Enterprises' interest in Gaming Holdings has been accounted for under the equity method. However, Enterprises has discontinued applying the equity method as the investment in Gaming Holdings has been reduced to zero. Enterprises will resume applying the equity method after cumulative net income exceeds the unrecognized losses.

         Enterprises has no other business or activities other than its investment in Gaming Holdings, which is a development stage company. Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred interests of Aladdin Gaming, LLC, ("Gaming"). Gaming developed, constructed and operates a new hotel and casino, the Aladdin Resort and Casino as the centerpiece of an approximately 35-acre resort, casino and entertainment complex in Las Vegas, Nevada. The resort is located at the center of Las Vegas Boulevard. Gaming Holdings has evaluated its options in connection with an approximately 5-acre parcel of land which evaluation included: (a) seeking a joint venture partner and financing the Aladdin Music Project; or (b) selling the parcel to a third party. In October, 2000, Gaming entered into a non-binding term sheet to sell the parcel to a third party who plans on developing a 350-room five-star non-gaming hotel as well as an approximately 800,000-square-foot luxury condominium development.

         This information should be read in conjunction with the financial statements set forth in Enterprises' Annual Report on Form 10-K for the year ended December 31, 1999 and the Form 10-Q, for the quarters ended March 31 and June 30, 2000.

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

         There was no income tax expense or benefit recorded for the period from January 1, 2000 through September 30, 2000 as Enterprises is a development stage company and the realization of any deferred tax asset is uncertain.

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

4.       Other

         As of November 9, 2000, the Company had unrestricted funds of approximately $10.3 million. The estimated next twelve months of principal and interest payments pursuant to the Bank Credit Facility are as follows:

               12/29/00         Principal        $ 5.0 million
                 2/1/01          Interest         11.7 million
                3/29/01         Principal          5.0 million
                 5/1/01          Interest         11.3 million
                6/29/01         Principal          5.0 million
                 8/1/01          Interest         11.0 million
                9/28/01         Principal          6.0 million

                  TOTAL                          $55.0 million
                                                 =============

         Cash on hand and projected internally generated funds may not be sufficient to fund the Company's operations and future principal and interest payments on the Company's debt and the Company's planned capital improvements. The Company is seeking, to the extent permitted under the Notes Indenture and the terms of the Bank Credit Facility and the FF&E financing, additional sources of financing, if needed, through additional bank borrowing or debt or equity financing and/or contributions by London Clubs and the Sommer Trust pursuant to the Keep-Well Agreement and/or Completion Guaranty, discussed below. However, there can be no assurance that the Company will be able to secure alternative sources of financing, or if able to do so, that such financing will be sufficient to meet the Company's anticipated needs.

         London Clubs, the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by the Sommer Trust, and Jack and Laura Sommer, individually, have entered into a completion guaranty ("Bank Completion Guaranty") for the benefit of the Lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. For payments made pursuant to the Bank Completion Guaranty, Gaming Holdings issues (i) Series A Preferred Shares in exchange for the contribution of such payments and (ii) Series D Preferred Shares representing a profits-only interest in Gaming Holdings. The holders of the Notes are not a party to the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty. There can be no assurance that the parties to either the Bank Completion Guaranty or the Noteholder Completion Guaranty will be able to make such payments to the Company if required pursuant to these agreements.

         AHL, Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), London Clubs and Sommer Trust have entered into the Keep-Well Agreement in favor of the Lenders under the Gaming Bank

Credit Facility. The Keep-Well Agreement is the joint and several agreement of the parties to make certain quarterly cash equity contributions to the Company if the Company fails to comply with the Minimum Fixed Charge Coverage Ratio set forth in the Bank Credit Facility, but in no event shall the aggregate cash equity contributions required to be made in any fiscal year of the Company exceed $30.0 million and such obligations continue until the satisfaction of certain conditions. In exchange for such cash equity contributions, the Company will issue Series A or B Preferred Membership Interests. The Company's Operating Agreement makes provision for adjustment of the proportion of Gaming Holdings' Common Membership Interests held by the Sommer Trust and London Clubs for circumstances where the portion of payment made by either party is in excess of 25% with respect to London Clubs and 75% with respect to Sommer Enterprises. There can be no assurance that AHL, Bazaar Holdings, Sommer Trust and/or London Clubs will be able to make such cash equity contributions to the Company if required pursuant to the Keep-Well Agreement.

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

DEVELOPMENT ACTIVITIES

         Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Enterprises"), was formed on December 3, 1997. Enterprises owns a 25% interest in Aladdin Gaming Holdings, LLC (and including its subsidiaries, "Gaming Holdings"). Enterprises is wholly owned by Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises"). Aladdin Holdings, LLC, a Delaware limited liability company ("Holdings") holds a majority interest in Sommer Enterprises. The members of Holdings are the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust") which holds a 95% interest in Holdings, and GW Vegas, LLC, a Nevada limited liability company ("GW"), a wholly-owned subsidiary of Trust Company of the West ("TCW"), which holds a 5% interest in Holdings.

         Enterprises has no business or activities other than its investment in Gaming Holdings, which is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred membership interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corp. ("Capital") is a wholly-owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of Gaming Holdings 13 1/2% Senior Discount Notes ("Notes"). Capital does not have any material operations or assets and does not have any revenues. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music").

         Until August, 2000, the operations of Gaming Holdings have been primarily limited to the design, development, financing and construction of the new Aladdin Resort and Casino ("Aladdin"), which opened August 18, 2000. The Aladdin is the centerpiece of an approximately 35-acre resort, casino and entertainment complex ("Complex"). The Aladdin includes a luxury-themed hotel of approximately 2,567 rooms ("Hotel"), an approximately 116,000 square foot casino ("Casino"), five restaurants and one leased restaurant which began operations on November 4, 2000. As of November 6, 2000, the Casino's main gaming area contains approximately 2,571 slot machines, 68 table games, keno and a race and sports book facility. Included on a separate level of the Casino is a 15,000 square foot luxurious gaming section ("The London Club at Aladdin") that contains an additional 28 high denomination table games and approximately 80 high denomination slot machines. The Complex comprises: (i) the Aladdin; (ii) the themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) the 7,000-seat Theater of the Performing Arts ("Theater"); and (iv) the approximately 4,800-space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of Gaming Holdings.

         Gaming Holdings has evaluated its options in connection with an approximately 5-acre parcel of land which evaluation included: (a) seeking a joint venture partner and financing for a second hotel casino; or (b) selling the parcel to a third party. In October, 2000, Gaming entered into a non-binding term sheet to sell the parcel to a third party who plans on developing a 350-room five-star non-gaming hotel as well as an approximately 800,000-square-foot luxury condominium development. There can be no assurance that Gaming will reach definitive agreement on the terms of such sale. In October, 2000, Gaming entered into a fifteen-year lease with an option to renew for an additional five years with a subsidiary of Steiner Leisure Limited ("SLL"), wherein SLL shall construct, equip and operate an approximately 32,000 square foot spa and fitness center at the Aladdin.

RESULTS OF OPERATIONS

         Enterprises has no business or activities or material assets other than its investment in Gaming Holdings. Because Enterprises' only material asset is its 25% interest in Gaming Holdings, Enterprises records 25% of Gaming Holdings' losses and preferred dividends in arrears as equity in loss of unconsolidated affiliate.

         Until August 18, 2000, Gaming Holdings was in the development stage and did not have any historical operating income as there were no operating revenues. Gaming Holdings' operating expenses primarily have consisted of interest, amortization costs, expenses related to the Notes and pre-opening costs. Due to the short operating period, there will not be a comparative discussion of prior periods included in this Form 10-Q. Historical results may not be indicative of future operating results.

THREE MONTHS ENDED SEPTEMBER 30, 2000

         Gaming Holdings operated forty-four days during the third quarter of 2000 producing gross revenues of $40.6 million. Casino revenue (which includes both the main casino and The London Club at Aladdin) represented 48% of gross revenue, hotel 28%, food and beverage 21%, and entertainment and other revenue 4%. The net loss for the quarter was $40.2 million inclusive of pre-opening expenses totaling $19.2 million.

REVENUES

         The Casino revenues (inclusive of The London Club at Aladdin) of $19.4 million were derived $11.0 million from slot operations, $8.2 million from table games and $.2 million from other sources of gaming revenue. The London Club at Aladdin produced $4.0 million of casino revenues, $3.1 million from table games and $.9 million from slot operations.

         The overall table games win percentage was 15.7% for the forty-four day period while the average daily win per table game was $1,658. This trend improved during October, 2000, as the table games win percentage increased to approximately 34% and the average daily win per table game increased to approximately $5,200. The London Club at Aladdin produced table game revenue of $10.9 million while the main casino provided $4.9 million during October, 2000. The average daily slot win per unit was $90 during the forty-four day period. During October, 2000, the average daily slot win per unit decreased to $80.

         Gaming Holdings has implemented programs and promotions aimed at improving slot revenues and increasing the size of its database. The slot floor layout is also in the process of being redesigned with the intention to enhance traffic flow and customer satisfaction. Management anticipates the number of slot machines to be reduced from approximately 2,800 to 2,400. At 2,800 slot machines, Gaming Holdings had a substantially higher ratio of slot machines to hotel rooms than its competition.

         In an effort to capitalize on the unique gaming and dining facilities located within The London Club at Aladdin, Gaming Holdings has aggressively pursued the premium customer markets both internationally and domestically. Gaming Holdings offers competitive incentives to specific premium customers in their markets.

         Gaming Holdings experienced hotel occupancy of 77% at an average daily rate of $130 during the forty-four day period. The Company did not book any substantial convention groups until October, 2000. In addition, the property experienced normal issues relating to the initial occupancy of the facilities. These issues were resolved during September, 2000. Gaming Holdings believes the occupancy and average daily rate were negatively impacted by the lack of free and independent traveler demand and the lack of booking convention room occupancy. This trend improved significantly during October, 2000, as hotel occupancy increased to 94% and the average daily rate increased to approximately $135. The Company has experienced an improvement in convention occupancy, free and independent traveler demand and casino room night bookings beginning the first quarter of 2001.

OTHER FACTORS AFFECTING EARNINGS

         Gaming Holdings incurred pre-opening expenses of $19.2 million during the first forty-four days of operations. Gaming Holdings expenses pre-opening costs as incurred.

         Gaming Holdings has implemented profit enhancement programs focusing on the generation of additional revenues while improving operational efficiency. The full-time equivalent number of employees has decreased from approximately 4,500 at opening to approximately 3,500 as of November 5, 2000. There can be no assurances that the measures implemented will significantly improve Gaming Holdings' results of operations.

NINE MONTHS ENDED SEPTEMBER 30, 2000

         As indicated above, Gaming Holdings operated forty-four days during the entire nine month period. Accordingly, operating revenues were the same as indicated for the three months ended and the net loss was $52.6 million, inclusive of pre-opening expenses totaling $31.6 million.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 2000, approximately $356.1 million had been expended primarily on the development of the Aladdin, of which approximately $332.6 million has been expended in construction, furniture, fixtures and equipment, and capitalized interest, approximately $4.1 million in debt issuance and member equity costs, and approximately $19.4 million in pre-opening costs, net interest expense, and other current assets.

         As of November 9, 2000, Gaming Holdings had unrestricted funds available of $10.3 million.

         The estimated next twelve months of principal and interest payments pursuant to the Bank Credit Facility are as follows:

             12/29/00         Principal         $ 5.0 million
               2/1/01          Interest          11.7 million
              3/29/01         Principal           5.0 million
               5/1/01          Interest          11.3 million
              6/29/01         Principal           5.0 million
               8/1/01          Interest          11.0 million
              9/28/01         Principal           6.0 million

                TOTAL                           $55.0 million
                                                =============


         Cash on hand and projected internally generated funds may not be sufficient to fund Gaming Holdings' operations and future principal and interest payments on Gaming Holdings' debt and Gaming Holdings' planned capital improvements. Gaming Holdings is seeking, to the extent permitted under the Notes Indenture and the terms of the Bank Credit Facility and the FF&E financing, additional sources of financing, if needed, through additional bank borrowing or debt or equity financing and/or contributions by London Clubs and the Sommer Trust pursuant to the Keep-Well Agreement and/or Completion Guaranty, discussed below. However, there can be no assurance that Gaming Holdings will be able to secure alternative sources of financing, or if able to do so, that such financing will be sufficient to meet Gaming Holdings' anticipated needs.

         London Clubs, the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by the Sommer Trust, and Jack and Laura Sommer, individually, have entered into a completion guaranty ("Bank Completion Guaranty") for the benefit of the Lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. For payments made pursuant to the Bank Completion Guaranty, Gaming Holdings issues (i) Series A Preferred Shares in exchange for the contribution of such payments and (ii) Series D Preferred Shares representing a profits-only interest in Gaming Holdings. The holders of the Notes are not a party to the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty. There can be no assurance that the parties to either the Bank Completion Guaranty or the Noteholder Completion Guaranty will be able to make such payments to the Company if required pursuant to these agreements.

         AHL, Bazaar Holdings, London Clubs and Sommer Trust have entered into the Keep-Well Agreement in favor of the Lenders under the Gaming Bank Credit Facility. The Keep-Well Agreement is the joint and several agreement of the parties to make certain quarterly cash equity contributions to Gaming Holdings if Gaming Holdings fails to comply with the Minimum Fixed Charge Coverage Ratio set forth in the Bank Credit Facility, but in no event shall the aggregate cash equity contributions required to be made in any fiscal year of Gaming Holdings exceed $30.0 million and such obligations continue until the satisfaction of certain conditions. In exchange for such cash equity contributions, Gaming Holdings will issue Series A or B Preferred Membership Interests. Gaming Holdings' Operating Agreement makes provision for adjustment of the proportion of Gaming Holdings' Common Membership Interests held by the Sommer Trust and London Clubs for circumstances where the portion of payment made by either party is in excess of 25% with respect to London Clubs and 75% with respect to Sommer Enterprises. There can be no assurance that AHL, Bazaar Holdings, Sommer Trust and/or London Clubs will be able to make such cash equity contributions to Gaming Holdings if required pursuant to the Keep-Well Agreement.

CERTAIN FORWARD LOOKING STATEMENTS

         Certain information included in this Form 10-Q and other materials filed or to be filed by Enterprises with the United States Securities and Exchange Commission (as well as information included in oral statements or other written statements made, or to be made, by Enterprises) contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitation, those relating to plans for future operations, current operating activities, other business development activities, capital spending, financing sources, the effect of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, Enterprises. These risks and uncertainties include, but are not limited to, those relating to the current and future operations, the sources and extent of financing, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

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

         Beginning July 20, 2000, Gaming has the following interest rate ceilings and floor caps, and related notional amounts in effect: (i) an interest rate collar with a notional amount of $245.7 million, a maximum and minimum interest rate of 8.00% and 6.25%, respectively, and a maturity date of June 30, 2005, (ii) an interest rate collar with a notional amount of $159.2 million, a maximum rate of 8.00%, a minimum rate of 6.25% and a maturity date of June 30, 2005; (iii) an interest rate collar with a notional amount of $50 million, a maximum rate of 8.00%, a minimum rate of 6.25%, and a maturity of June 30, 2005 All rates noted above are LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The fair market value of the Gaming's interest rate ceilings and floor caps as provided by the counterparty, is a net payable of approximately $3.2 million at September 30, 2000.

         The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of Gaming. The amounts exchanged are normally based on the notional amounts and other terms of the swaps.
The variable rates are subject to change over time as LIBOR fluctuates.

         Neither Gaming nor the counterparty, which is a prominent financial institution, is required to collateralize their respective obligations under these swaps. Gaming is exposed to loss if the counterparty defaults. However, Gaming Holdings considers the risk of non-performance to be minimal as the counterparty is a member of the Bank Credit Facility.

PART II  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         In August, 2000, Gaming and Fluor Daniel, Inc. ("Fluor"), the design/builder of the Aladdin, entered into an agreement with regard to the arbitration between the parties previously reported in Gaming Holdings's Form 10-K for the year ended December 31, 1999. The agreement provided as follows:
(a) Gaming and Fluor cease all further action against each other set forth in the arbitration between the parties except for claims against certain of Fluor's subcontractors, which Aladdin and Fluor will jointly pursue; (b) Fluor released Gaming from any claims Fluor may have against Gaming arising prior to the settlement agreement; (c) Gaming generally released Fluor from claims Gaming may have against Fluor arising prior to the settlement agreement, while Gaming preserved (i) any claims covered under applicable warranties and (ii) certain claims against Fluor but limited Gaming's recovery to that which is recovered from either certain of Fluor's subcontractors or other third parties; (d) Fluor will provide Gaming with $8 million of enumerated work at no charge to Gaming;
(e) Gaming and Fluor reached agreement on various outstanding changes, and costs thereof, which represented a substantial reduction in the initial amounts claimed by Fluor for such work; and (f) payment by Gaming to Fluor of $11.1 million upon the opening of the Aladdin.

         Mr. Jack Sommer, the Chairman of the Gaming Holdings Board and the Gaming Board and a trustee of the Sommer Trust, and the other trustees of the Sommer Trust, are co-defendants in a legal action relating to the then existing Aladdin hotel and casino. The suit was commenced by members of the Aronow family ("Aronow Plaintiffs") in May 1995 in the Supreme Court of the State of New York, County of New York. In their complaint, the Aronow Plaintiffs alleged that Mr. Sommer and the Aronow Plaintiffs were parties to a joint venture to acquire and develop the Aladdin hotel and casino and that Mr. Sommer breached such alleged agreement when the Sommer Trust acquired an interest in the Aladdin hotel and casino in December, 1994. The Aronow Plaintiffs are seeking (among other remedies) to impress a constructive trust upon the Sommer Trust's interest in the Aladdin hotel and casino, an accounting, compensatory damages of not less than $200 million and punitive damages of not less than $500 million. On January 27, 2000, each of the Aronow Plaintiffs' claims against the trustees was dismissed. On or about October 17, 2000, the appellate court affirmed the dismissal of the Aronow Plaintiffs' claims. If this decision stands, there can be no liability as a result of the Aronow Plaintiffs' lawsuit. It is not known at this time whether the Aronow Plaintiffs will decide to attempt to reargue or decide to seek permission to appeal, or whether any reargument or appeal would be successful. As such there is no way to evaluate the likelihood of success of any appeal. An adverse decision could have a material and adverse affect on Gaming Holdings.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.01 Amendment No. 3 to the Employment Agreement of Jose Rueda, dated August 31, 2000
                  27.01    Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ALADDIN GAMING ENTERPRISES, INC.





November 14, 2000                     By:   /s/ THOMAS A. LETTERO
                                            ------------------------------------
                                            Thomas A. Lettero, Treasurer

                                  EXHIBIT INDEX

                                                                        PAGE NO.
EXHIBIT NO.       DESCRIPTION
-----------       -----------
10.01             Amendment No. 3 to the Employment Agreement of
                  Jose Rueda, dated August 31, 2000

27.01             Financial Data Schedule