Form 10-K
period 2000-12-31
ALADDIN GAMING ENTERPRISES INC
filed 2001-04-02
CIK 1059128

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
/X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 2000

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from to

          Commission file number 333-49715

                        ALADDIN GAMING ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)

                     Nevada                                             88-0379695
        (State or other jurisdiction of                    (I.R.S. Employer Identification No.)
         incorporation or organization)

   3667 Las Vegas Boulevard South, Las Vegas,                              89109
                     Nevada
    (Address of principal executive offices)                            (Zip Code)

                                 (702) 785-5555
              (Registrant's telephone number, including area code)

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

    Indicate the number of shares outstanding of each of the registrants' classes of common stock as of March 16, 2001: Class A Common Stock, no par value, 2,000,000 shares authorized, 1,107,500 issued and Class B Common Stock, non-voting, no par value, 8,000,000 shares authorized, 2,215,000 issued.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Not applicable.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Gaming Enterprises"), has no other business or activity other than its investment in Aladdin Gaming Holdings, LLC ("Gaming Holdings") and Gaming Enterprises' sole material asset is 25% of the common membership interests of Gaming Holdings ("Holdings Common Membership Interests"). Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corp. ("Capital") is a wholly-owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of the Gaming Holdings 13 1/2% Senior Discount Notes ("Notes"). Capital does not have any material operations or assets and has no revenues.

    Aladdin Holdings, LLC, a Delaware limited liability company ("AHL"), indirectly holds a majority interest in Gaming Holdings. The members of AHL are the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust"), which holds a 95% interest in AHL, and GW Vegas, LLC, a Nevada limited liability company, a wholly owned subsidiary of the Trust Company of the West, which holds a 5% interest in AHL.

    As of December 31, 2000, Holdings Common Membership Interests were held 39.953125% by London Clubs Nevada Inc ("LCNI"), a subsidiary of London Clubs International plc ("London Clubs"); 31.859375% by Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises"), which is a subsidiary of AHL; 25.0% by Gaming Enterprises, which is a subsidiary of Sommer Enterprises; 3.0% by GAI, LLC, a Nevada limited liability company, which is owned by Richard J. Goeglein, the President and Chief Executive Officer of Gaming Holdings; and 0.1875% by Jose Rueda, a former executive of Gaming Holdings.

    Except where the context otherwise requires, Gaming Holdings and its subsidiaries are collectively referred to herein as "Company."

    Much of the following information relates to Gaming Holdings and its subsidiaries and is included due to the relative significance of Gaming Holdings to Gaming Enterprises.

NARRATIVE DESCRIPTION OF BUSINESS

    ALADDIN. The operations of the Company have been primarily limited to the design, development, construction and, as of August 18, 2000, the operation of a new Aladdin Resort & Casino ("Aladdin"). The Aladdin is the centerpiece of an approximately 35-acre world-class resort, casino and entertainment complex ("Complex") located at the center of Las Vegas Boulevard ("Las Vegas Strip").

    The Aladdin includes a hotel which has 2,567 rooms ("Hotel"), comprised of deluxe guestrooms, resort guestrooms, suites, luxury rooms and mega suites. In addition, the Hotel provides an outdoor swimming pool complex and will contain an approximately 32,000 square foot spa, which is currently being constructed, and will be operated, by a subsidiary of Steiner Leisure Limited pursuant to a fifteen year lease with an option to renew for an additional five years. Construction of the spa is expected to be completed in the Fourth Quarter, 2001.

    The Aladdin has six restaurants, one of which is leased to an unrelated third party, which together offer a wide range of dining selections. Food service facilities at the Aladdin include a buffet, P.F. Chang's, a contemporary Asian restaurant, and a 24-hour casual dining facility. Additionally, on the main casino floor, Aladdin operates a Starbucks Coffee franchise, subject to a license agreement with Starbucks Corporation. The Aladdin's mezzanine level offers views of the main casino floor and the Las Vegas Strip and features an Italian restaurant, a steakhouse, and a fine dining restaurant located within The London Club at Aladdin.

    The Aladdin's casino ("Casino") main gaming area contains approximately 2,300 slot machines, 68 table games, keno and a race and sports book facility. Included on a separate level of the Casino is an approximately 15,000 square foot luxurious gaming section ("The London Club at Aladdin") that contains approximately 30 high denomination table games and approximately 85 high denomination slot machines. See "London Clubs."

    The Aladdin also includes on the mezzanine level of the main building over 90,000 square feet of convention, conference, trade show and reception facilities, including a 37,000-square foot main ballroom, 12,000 square feet of pre-function space and 41,000 square feet of breakout space in 15 separate rooms.

    THE COMPLEX. The Complex, which has been designed to promote casino traffic and to provide customers with a wide variety of entertainment alternatives, is comprised of: (i) the Aladdin; (ii) a themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) the renovated 7,000 seat Theater for the Performing Arts ("Theater"); and (iv) an approximately 4,800 space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of the Sommer Trust.

    The Aladdin has space designated on the mezzanine level for a 1,200-seat production showroom. The Company has been in negotiations with a third party to lease the space, build out the theater and operate and manage the showroom and an associated nightclub. There can be no assurances that the Company will reach a definitive agreement for the development and operation of such space.

    The Company has evaluated its options in connection with an approximately 5-acre parcel of land, which the Company owns adjacent to the Complex, which options included: (a) seeking a joint venture partner and financing for a second hotel casino; or (b) selling the parcel to a third party. On March 13, 2001, Gaming entered into a non-binding agreement in principle to sell the parcel to an unrelated third party, which sale proceeds would be used to reduce Gaming's indebtedness under the Bank Credit Facility. There can be no assurance that Gaming and the third party can reach a definitive purchase and sale agreement for the parcel.

    The theming of the Aladdin and the Desert Passage has been designed to create an environment based upon the Legends of the 1001 Arabian Nights, including the tales of Aladdin, Ali Baba and the 40 Thieves, Sinbad and other legendary stories woven around ancient wealth and wonders. The Aladdin theme is crafted through the interior and exterior architecture of the Complex. The Aladdin's exterior is a highly articulated streetscape and exterior facade that evokes the Legends of the 1001 Arabian Nights. The interior of the Aladdin utilizes rich colors, textures and design, enhancing the fantasy of a mystical, romantic time and place. A significant feature of the Desert Passage is the themed area known as the "Lost City," which is a re-creation of an ancient mystical mountain city and houses a variety of specialty shops and restaurants underneath a 85-foot high ceiling.

    DESERT PASSAGE. Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by an affiliate of the Sommer Trust, and TrizecHahn Bazaar
Centers, Inc. ("THB"), a subsidiary of TrizecHahn Centers, Inc. ("TrizecHahn"), have entered into a joint venture agreement and formed Aladdin Bazaar, LLC ("Bazaar") to develop, construct, own and operate the Desert Passage. The Desert Passage contains approximately 496,000 square feet of retail space, including an array of high-fashion specialty stores, exotic boutiques, theme restaurants, cafes, and other entertainment offerings. The Desert Passage is directly connected to the Casino and began operations on August 17, 2000.

    LONDON CLUBS. London Clubs, a multi-national casino operator, owns through LCNI approximately 40% of the outstanding Holdings Common Membership Interests, and various preferred interests of Gaming Holdings. The Sommer Trust and its affiliates agreed that they will cause Sommer Enterprises and

Gaming Enterprises to vote their Holdings Common Membership Interests so that (taking into account Holdings Common Membership Interests held by London Clubs or its affiliates) London Clubs controls fifty percent of the voting power of Gaming Holdings.

    London Clubs has extensive experience in the international marketing of casinos to premium players and maintains a strong presence in the United Kingdom and the Middle East. In addition to its equity ownership of Gaming Holdings, London Clubs, through its subsidiary LCNI, acts as marketing consultant to The London Club at Aladdin, the luxurious 30,000 square foot area, which includes 15,000 square feet of gaming area, located on the mezzanine level of the Casino and caters to the needs of the premium-play guest. The Company believes that The London Club at Aladdin is the first of its kind in the United States which is based on the European concept of luxurious, full service gaming areas for premium players. The London Club at Aladdin Hotel guests are escorted through a private entrance to a dedicated registration lobby and then taken via a private elevator to the Hotel's premium suites. Once there, the 24-hour butler and concierge cater to The London Club at Aladdin guest. In the elegantly appointed The London Club at Aladdin, the customer may dine in the 100-seat exclusive restaurant, which offers fine cuisine from around the world.

    London Clubs operates six casinos in London, one near Johannesburg, South Africa, two in Egypt and one in Lebanon. In addition, London Clubs has two new casinos in the course of development in the United Kingdom and a further casino development in Freeport, Grand Bahamas. Each of London Clubs' casinos offers its own individual style, but with comparable internationally recognized standards of service.

    London Clubs has established substantial goodwill and customer loyalty from high-end customers in the United Kingdom, Europe, Asia and the Middle East. In addition, London Clubs is an experienced service provider to high-end gaming customers and brings a wealth of knowledge to the Aladdin in building and maintaining relationships with and customer loyalty from such clientele. London Clubs also provides the Company with superb promotional opportunities, not only by word of mouth through its network of contacts, but also through international sporting sponsorships and its international print publications, which are distributed to members worldwide utilizing London Clubs' substantial database of premium clientele.

STRATEGY

    As a result of the Aladdin's initial financial performance from its opening and during the Fourth Quarter of 2000, which performance did not achieve the Company's expectations, the Company undertook a review of the operating strategy for its slot, hotel and marketing efforts.

    The Casino's slot operations were restructured by improving the slot product quality, reconfiguring of the slot floor layout, developing a "mid-limit" slot room and lounge and aggressively competing in the video poker market. These efforts were made all with a goal to compete aggressively in the Las Vegas Strip slot market as well as to maximize slot revenue.

    The Company further examined its Hotel customer mix from the opening of the Aladdin and determined that, on a annual basis, it would target the Hotel's occupancy with 25% casino customers, 25% convention groups, 25% leisure travelers and 25% "free and independent" travelers. The Company believes that such hotel customer mix should maximize utilization of the Hotel consistent with the goal of maximization of profitability.

    Lastly, the Company has reviewed its marketing efforts and has recently hired several new executives to focus the Aladdin's advertising/marketing generally and the Casino marketing in particular. For the Aladdin, the strategy is to market the Aladdin as a hip, fun, new, must-see property and to bolster the Aladdin's presence for those visitors already in Las Vegas. The Casino marketing efforts will center around expansion of the casino customer data base, the utilization of such data base and the development of casino events tailored to increase Casino customer visitations.

CONSTRUCTION BUDGET AND SCHEDULE

    The development of the Aladdin commenced during the first quarter of 1998 and the Aladdin opened to the public on August 18, 2000. The Company is currently auditing the various construction contracts and finalizing payments to the contractors. The total construction and pre-opening budget for the Aladdin was $1.02 billion.

    As of March 15, 2001, there were approximately 475 mechanic's liens recorded against the Complex totaling approximately $68.8 million of which amount approximately 400 mechanic's liens totaling approximately $35.8 million related to the Desert Passage. Pursuant to the agreements between Gaming and Bazaar, Bazaar indemnifies Gaming for such liens and has an obligation to cause such liens to be removed or released and discharged. The Company has put Bazaar on notice of these obligations. As to the liens related to the Aladdin, the Company (from the remaining proceeds of the Bank Credit Facility) and Fluor Daniel, the Design/Builder of the Aladdin, are finalizing payments to those contractors to which there is no dispute on the amount owed, which will result in a material reduction of the Aladdin-related liens. As to the Aladdin-related liens that will remain after such payments, the Company believes that these liens and claims are, in general, disputed by Gaming, unsubstantiated, without merit, overstated and/or duplicative.

COMPETITION

    The hotel casino industry is highly competitive. Hotel casinos located on or near the Las Vegas Strip ("Strip Hotels") compete with other Strip Hotels and with other major hotel casinos in downtown Las Vegas. Aladdin competes with a large number of hotel casinos in the Las Vegas area, with many of the competitors being subsidiaries or divisions of large public companies that may have greater financial or other resources than the Company; however, no major expansions on the Las Vegas Strip have commenced or are expected to commence within the next twelve months.

    Competitors of the Aladdin include themed resorts on the Las Vegas Strip such as Bellagio, Mandalay Bay Resort, Mirage, Caesars Palace, Treasure Island Hotel and Casino, Bally's Casino Resort, Monte Carlo Resort & Casino, Luxor Hotel and Casino, Paris Casino Resort and Venetian Hotel Casino. Several other Las Vegas resort casinos have announced future expansions or new hotel casinos.

    The hotel casino operations of the Company also compete, to some extent, with other hotel casino facilities in Nevada, Atlantic City and worldwide and with the state lotteries. In addition, certain states have recently legalized, and others may or are likely to legalize, casino gaming in specific areas. The passage of the Indian Gaming Regulatory Act in 1988 has led to increases in American Indian gaming operations. The Company expects many competitors to enter such new jurisdictions that authorize gaming. Some of these competitors may have greater financial and other resources than the Company. The Company believes that the legalization of large-scale land-based casino gaming in or near certain major metropolitan areas, particularly in California, from which the Company attracts customers, could have an adverse effect on the Las Vegas market. Such proliferation of gaming activities could significantly and adversely affect the business of the Company.

    The Desert Passage competes with retail malls in or near Las Vegas, including the Fashion Show Mall, the Forum Shops at Caesars Palace, the Canal Shoppes at the Venetian Hotel Casino and retailers in theme-oriented resorts, all of which may attract consumers away from the Desert Passage and the Complex.

EMPLOYEES

    As of March 12, 2001, the Company had approximately 3,100 full-time equivalent employees.

SERVICE MARKS

    The Company owns four federally registered trademarks utilizing "Aladdin" for use in connection with casinos and casino entertainment services and hotel and restaurant services (collectively, "Marks") and has various other trademark applications pending. The Company has filed the appropriate documentation with the United States Patent and Trademark Office to ensure the validity of its Marks through the period of time the Aladdin is under construction. A lien on the Marks was granted to the Bank Lenders on February 26, 1998.

REGULATION AND LICENSING

    The ownership and operation of casino gaming facilities in the state of Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulations (collectively, "Gaming Approvals"). The operation of the Casino by the Company are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and the Clark County Liquor and Gaming Licensing Board ("CCLGLB"). The Nevada Commission, the Nevada Board, and the CCLGLB are collectively referred to as the "Nevada Gaming Authorities."

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

    As operator and manager of the Aladdin, the Company conducts nonrestricted gaming operations at the Casino and is licensed by the Nevada Gaming Authorities. A nonrestricted gaming license permits the holder to operate sixteen or more slot machines, or any number of slot machines with at least one table game. The gaming license requires the periodic payment of fees and is not be transferable. No person is able to become a member of, or receive any percentage of the profits of, the Company without first obtaining Gaming Approvals. In connection with the registration and licensing of Gaming Holdings as a holding company and a member, each direct and indirect owner of Gaming Holdings, including, but not limited to, Gaming Enterprises, London Clubs, LCNI, London Clubs Holdings, Ltd. (a wholly-owned subsidiary of London Clubs and the holding company for LCNI), AHL, the Sommer Trust, Sommer Enterprises, GAI and their respective owners (collectively, "Aladdin Owners") obtained from the Nevada Gaming Authorities the applicable Gaming Approvals. Capital is subject to being called forward for a finding of suitability as a co-issuer of the Notes in the discretion of the Nevada Gaming Authorities.

    Gaming Holdings is a "publicly traded corporation" as that term is defined in the Nevada Act. If the Company issues an initial public offering of equity it will also become a "publicly traded corporation" ("IPO Entity") as that term is defined in the Nevada Act. In order for a company that is a publicly traded corporation to receive a gaming license, the Nevada Commission must exempt the company from a regulatory provision in the Nevada Act which makes publicly traded corporations ineligible to apply for or hold a gaming license. However, the Nevada Commission has exempted companies from this provision in the past and has granted gaming licenses to publicly traded corporations. If the Company becomes an IPO Entity, the Company intends to apply for an exemption from this eligibility requirement ("Exemption"). In connection with licensing and receipt of the Exemption, Gaming Holdings, London Clubs, Enterprises and the Company will each also be required to be registered by the Nevada Commission as a publicly traded corporation ("Registered Company"). The following regulatory requirements will be applicable to the Company, Gaming Holdings and the Aladdin owners (collectively, "Aladdin Owners").

    As a Registered Company and an entity licensed by the Nevada Gaming Authorities ("Company Licensee"), the Company is required to periodically submit detailed financial information and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a member of, or receive any percentage of profits from, a Company Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities.

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

    The Company is required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company will be required to be reported to or approved by the Nevada Commission.

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

    Under new provisions of the Nevada Act and under certain circumstances, an "institutional investor" as defined in the Nevada Act, which intends to acquire not more than 15% of any class of nonvoting securities of a privately-held corporation, limited partnership or limited liability company that is also a registered holding or intermediary company or the holder of a gaming license, may apply to the Nevada Commission for a waiver of the usual prior licensing or finding of suitability requirement if such institutional investor holds such nonvoting securities for investment purposes only. An institutional investor shall not be deemed to hold nonvoting securities for investment purposes unless the nonvoting securities were acquired and are held in the ordinary course of business as an institutional investor, do not give the institutional investor management authority, and do not, directly or indirectly, allow the institutional investor to vote for the election or appointment of members of the board of directors, a general partner or manager, cause any change in the articles of organization, operating agreement, other organic document, management, policies or operations, or cause any other action that the Nevada Commission finds to be inconsistent with holding nonvoting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding nonvoting securities for investment purposes only include:
(i) nominating any candidate for election or appointment to the entity's board of directors or equivalent in connection with a debt restructuring; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the entity's management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of nonvoting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

    In connection with the original registration and licensing of Gaming Holdings and the Company, London Clubs was also registered as a "publicly traded corporation" and became a Registered Company. On March 22, 2001, the Nevada Commission granted London Clubs prior approval to make public offerings for a period of two (2) years, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

CERTAIN FACTORS

    In addition to factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors that could impact the Company and its operations and financial condition.

    LIQUIDITY AND CAPITAL RESOURCES. The Company estimates that cash on hand and projected internally generated funds will be sufficient to fund the Company's current operations, however, such amounts will not be sufficient to fund all of the Company's principal and interest payments on its debt during 2001. Therefore, the Company will continue to rely on cash equity contributions from the Sommer Trust and London Clubs. There can be no assurances that such cash equity contributions will be made, or if made, will be sufficient to fund all the Company's principal and interest payments on its debt. To the extent that this source of liquidity is insufficient, the Company will have to seek other forms of capital, which may include, incurring additional indebtedness, to the extent permitted under the Company's various credit facilities, sale of an adjacent 5-acre parcel of undeveloped land, reaching an agreement with the Company's creditors reducing the Company's liquidity needs and/or cash equity infusions. However, there can be no assurances that such sources of liquidity will be available to the Company, or if available, will be sufficient to address the Company's liquidity and capital resource needs.

    FUTURE COMPLIANCE WITH DEBT COVENANTS. Pursuant to Gaming's credit facilities, it must maintain on a quarterly basis certain financial covenants. Absent an improvement in Gaming's operating results or cash equity contributions to Gaming pursuant to the Keep-Well Agreement, Gaming estimates that, based on its results year-to-date, it may not be in compliance with the financial covenant levels contained in Gaming's credit facilities for the quarter ended June 30, 2001. Failure to achieve such financial covenant levels will constitute defaults under the credit facilities. While the Company has commenced discussions with the lenders regarding further revisions to Gaming's financial covenant levels, there can be no assurances that such discussions will result in reducing the financial covenants to achievable levels.

    LIENS. Currently there are numerous liens filed on the Aladdin parcel, which liens relate to both the construction of the Aladdin and the Desert Passage. The Company and Fluor Daniel, the design/builder of the Aladdin, are currently finalizing payments to those contractors who worked on the Aladdin to which there is no dispute on the amounts owed. With such payments, the Company expects that any remaining liens that are related to the Aladdin are, in general, disputed by Gaming, unsubstantiated, without merit, overstated and/or duplicative. As to the liens on the Desert Passage, the Company has been advised that Bazaar and/or its tenants, as applicable, are having such liens removed, discharged and/or bonded. However, in the interim, such liens remain on Gaming's parcel, which provides certain statutory remedies to the lien holder, including seeking a foreclosure action.

    COMPETITION. The hotel casino industry is highly competitive and many of the Company's competitors are larger than the Company and have greater resources. Further, as California, especially Southern California, is a major market for the Company's customers, expansion of casino gaming in California will be competitive with the Aladdin and may have an adverse impact on the Company's results.

    ECONOMIC UNCERTAINTY. With the recent decline in the United States stock market and the slow down in the United States economy, there is increasing concern that, if these trends continue, they will adversely impact consumer spending, especially in the leisure and gaming industry. To the extent that the economy does continue to slow down, the Company's operating results may be adversely effected. The current issues regarding electricity supply and cost thereof, especially in California, may also undermine consumer confidence in spending money on discretionary activities, such as leisure and gaming. To the extent such occur, the Company's operating results may be adversely effected.

ITEM 2. PROPERTIES.

    Gaming Enterprises does not own or lease any property. The Company owns approximately 21.8 acres of land in Las Vegas, Nevada upon which the Aladdin and the Complex's central utility plant are located as well as two adjacent vacant parcels. Of such land, 6.2 acres is subject to a lease to Northwind Aladdin, LLC, an unrelated entity that is the owner and operator of the central utility plant for the Complex.

    The Company has evaluated its options in connection with an approximately 5-acre parcel of land, which the Company owns adjacent to the Complex, which options included: (a) seeking a joint venture partner and financing for a second hotel casino; or (b) selling the parcel to a third party. On March 13, 2001, Gaming entered into a non-binding agreement in principle to sell the parcel to an unrelated third party, which sale proceeds will be used to reduce Gaming's indebtedness under the Bank Credit Facility. There can be no assurance that Gaming and the third party can reach a definitive purchase and sale agreement for the parcel.

ITEM 3. LEGAL PROCEEDINGS.

    Gaming Enterprises is not currently party to any material pending litigation.

    In December, 2000, Bazaar initiated an arbitration against Gaming alleging various defaults by Gaming under the respective agreements between the parties and seeking damages in excess of $10 million. Gaming has responded to the allegations and asserted its own claims against Bazaar and seeks damages in an amount to be determined. Gaming will continue to vigorously pursue these matters and believes that the liability, if any, is minimal. There can be no assurance about the outcome of these matters.

    In December, 2000, Korte-Bellew & Associates, the contractor who renovated the Theater ("KBA"), initiated in Nevada State District Court an action seeking foreclosure on its mechanic's lien and payment of approximately $7.5 million. The District Court action has been stayed pending arbitration as required by the contract between Gaming and KBA. While there can be no assurances, Gaming does not believe that it owes any remaining moneys to KBA and believes that Gaming has further causes of action challenging the validity of KBA's mechanic's lien.

    Mr. Jack Sommer, the Chairman of the Gaming Holdings Board and the Gaming Board and a trustee of the Sommer Trust, and the other trustees of the Sommer Trust, were named co-defendants in a legal action relating to the then existing Aladdin hotel and casino. The suit was commenced by members of the Aronow family ("Aronow Plaintiffs") in May 1995 in the Supreme Court of the State of New York, County of New York. In their complaint, the Aronow Plaintiffs alleged that Mr. Sommer and the Aronow Plaintiffs were parties to a joint venture to acquire and develop the Aladdin hotel and casino and that Mr. Sommer breached such alleged agreement when the Sommer Trust acquired an interest in the Aladdin hotel and casino in December, 1994. The Aronow Plaintiffs sought (among other remedies) to impress a constructive trust upon the Sommer Trust's interest in the Aladdin hotel and casino, an accounting, compensatory damages of not less than $200 million and punitive damages of not less than $500 million.

    On January 27, 2000, each of the Aronow Plaintiffs' claims against the trustees was dismissed. On October 17, 2000, the Appellate Division, First Judicial District, affirmed the dismissal of the Aronow Plaintiffs' Complaint. On January 16, 2001, the New York Court of Appeals denied the Aronow Plaintiffs' Motion for Leave to Appeal to the Court of Appeals as against Jack Sommer as Trustee of the Sommer Trust and as against the other Trustees of the Sommer Trust. The Court of Appeals also dismissed the Aronow Plaintiffs' Motion for Leave to Appeal to the Court of Appeals as against Jack Sommer individually on the ground that the order sought to be appealed from did not finally determine an action within the meaning of the New York State constitution. It is not known at this time whether the Aronow Plaintiffs will attempt to reargue, or file a petition for certiorari in the United States Supreme Court, with respect to the Court of Appeals decision. It also is not known at this time whether the Aronow Plaintiffs will at some future date renew their motion for leave to appeal to the Court of Appeals as against Jack Sommer individually. As such, there is no way to evaluate the success of any appeal or motion for reargument. Any adverse decision could have a material and adverse effect on the Company. If the decision of the Appellate Division stands, there can be no liability as a result of the Aronow Plaintiffs' lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Neither the capital stock of Gaming Enterprises nor the membership interests of Gaming Holdings has been registered under the Securities Act of 1933 nor under Section 12 of the Securities Exchange Act of 1934. There is no established trading market for either the capital stock of Gaming Enterprises or the common membership interests of Gaming Holdings. Gaming Enterprises is not aware of any bid quotations for the capital stock of Gaming Enterprises or the common membership interests of Gaming Holdings.

    See Item 12 regarding the numbers of shareholders for Gaming Enterprises.

    Since inception, Gaming Enterprises has not paid any dividends on its equity and due to the Company's current long-term debt arrangements restrict, subject to certain exceptions, the payment of dividends on the Company's equity. See
Exhibit 10.12 to this Form 10-K for additional information on the covenants, conditions and restrictions on the Company under the Bank Credit Facility.

ITEM 6. SELECTED FINANCIAL DATA.

    The historical selected financial data set forth below should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2000, 1999 and 1998, and the balance sheet data at December 31, 2000, 1999 and 1998 are derived from and are elsewhere in this Form 10-K. Due to the brief operating history, comparisons between periods may not be relevant and the historical results are not necessarily indicative of the results of operations to be expected in the future.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999     1998(1)
                                                              --------   --------   --------
                                                                      (IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Gross revenues..............................................     None       None       None
Promotional Allowances......................................     None       None       None
Net revenues................................................     None       None       None
Operating expenses..........................................  $     1    $     1    $     3
Operating income (loss).....................................  $    (1)   $    (1)   $    (3)
Interest income (expense), net..............................     None       None       None
Net loss....................................................  $ 8,564    $ 8,487    $10,620
Per Share Data:
Loss before extraordinary item..............................  $  2.58    $  2.56    $  3.56
Extraordinary item..........................................     None       None       None
Basic and diluted loss per share............................  $  2.58    $  2.56    $  3.56
Other Data:
Capital expenditures........................................     None       None       None
Cash dividends per common membership interest...............     None       None       None

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets................................................  $     1    $ 8,563    $17,050
Long-term debt (including current maturities)...............     None       None       None
Stockholders' equity........................................  $     1      8,559     17,047

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

DEVELOPMENT ACTIVITIES

    Gaming Enterprises has no business or activities other than its investment in Gaming Holdings. Until August 18, 2000, the operations of the Company were limited to constructing and developing, and applying for the appropriate gaming licenses for, the Aladdin.

RESULTS OF OPERATIONS

    Enterprises has no business or activities or material assets other than its investment in Gaming Holdings.

    Until August 18, 2000, the Company was in the development stage and did not have any historical operating income as there was no operating revenues. The Company's operating expenses primarily have consisted of interest, amortization costs, expenses related to the Notes and pre-opening costs. Due to the short operating period, there will not be a comparative discussion of prior periods included in this Form 10-K. Historical results may not be indicative of future operating results.

    The Company operated the Aladdin 136 days during the calendar year 2000, producing gross revenues of $137.0 million. Casino revenue represented 52% of gross revenue, hotel 27% of gross revenue, food and beverage 18% of gross revenue, and entertainment and other revenue 3% of gross revenue. The net loss for the year was $76.2 million, inclusive of pre-opening expenses totaling $28.9 million.

    Because Gaming Enterprises' only material asset is its 25% interest in Gaming Holdings, Gaming Enterprises records 25% of Gaming Holdings' losses and preferred dividend in arrears as equity in loss of unconsolidated affiliate. However, Gaming Enterprises has discontinued applying the equity method as the investment in Gaming Holdings has been reduced to zero. Gaming Enterprises will resume applying the equity method after cummulative net income exceeds the unrecognized losses.

    Gaming Enterprises recorded a net loss of approximately $8.6 million for the year ended December 31, 2000.

REVENUES

    The Casino revenues (inclusive of The London Club at Aladdin) of
$70.5 million were derived $33.0 million from slot operations, $36.9 million from table games and $.6 million from other sources of gaming revenue. The London Club at Aladdin produced $21.5 million of Casino revenues, $19.5 million from table games and $2.0 million from slot operations.

    The overall table games gross win percentage was approximately 21% for the 136 day period while the average daily win per table game was $3,099. The Company expects the normal gross win percentage to be approximately 17.5% for table games. The table games gross win percentage has decreased during the First Quarter 2001 to approximately 14.8%. The average daily net win per slot machine was approximately $92 during the period.

    The Company experienced hotel occupancy of 86% at an average daily rate of $129 during the 136 day period. The Company did not book any substantial convention groups until October, 2000. In addition, the Aladdin experienced normal issues relating to the initial occupancy of the facilities. These issues were resolved during September, 2000. The Company believes the occupancy and average daily rate were negatively impacted by the lack of free and independent traveler demand and the lack of booking of convention room occupancy during the period.

    During the First Quarter 2001, the Company completed organizational changes to its marketing and advertising functions. The Company has repositioned its advertising to market the Aladdin as a hip, fun, new, must-see property. With these new advertising and promotional campaigns, reservation call volume increased approximately 37% beginning mid-February, 2001 and Hotel occupancy increased from 78.7% and 90.1% during January and February, 2001, respectively, to approximately 99% during March, 2001. This trend in occupancy is expected to continue into April, 2001, which is estimated to achieve occupancy in excess of 95%.

    The Company also hired two new Casino marketing executives during March, 2001, who have been focused on slot and table games marketing. Casino marketing efforts have been focused on enhancing the data base, implementing an aggressive direct mail program and increasing the number of special events and promotions. The Company estimates the new programs will begin to improve Casino revenues during the Second Quarter 2001. There can be no assurances that such improvement will be significant or that other negative factors could arise offsetting such improvement.

    During February, 2001, the Company completed the redesign and layout of the slot gaming floor. The number of slot machines was reduced from 2,800 to approximately 2,350. The slot floor reconfiguration was intended to improve the overall competitiveness of the slot product and enhance traffic flow through the Casino. A "mid-limit" slot room and lounge in the main Casino was completed, as well as enhancement to the slot product in The London Club at Aladdin. The average daily net win per slot machine was $66, $78 and $97 (estimated) for January, February and March 2001, respectively.

OTHER FACTORS AFFECTING EARNINGS

    The Company incurred pre-opening expenses of $28.9 million during the period prior to opening the Aladdin. The Company expenses pre-opening costs as incurred.

    The Company has written off $2.6 million of project development costs and expenses related to the originally contemplated second hotel casino project that was to be adjacent to the Complex. Such costs and expenses were determined to be related to services that will be of little or no future value.

    The Company has implemented costs savings and labor efficiency programs throughout all the operations. The full-time equivalent number of employees has decreased from approximately 4,500 at the opening of the Aladdin to approximately 3,100 as of March 12, 2001. There can be no assurances that the measures implemented will significantly improve the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    In connection with the development of the Aladdin, Gaming entered into a $410 million (which was subsequently reduced to $403.7 million) bank credit facility ("Bank Credit Facility") with various lenders and The Bank of Nova Scotia, as Administrative Agent, and an $80 million furniture, fixture and equipment financing with General Electric Capital Corporation ("FF&E Facility").

    From January 1, 2000 to March 30, 2001, the Company received a total of approximately $148.0 million in capital and debt infusions as follows:
(a) $81.0 million in payments pursuant to the Bank Completion Guaranty, which was funded by London Clubs during 2000; (b) in July, 2000, the Bank Credit Facility was increased by $50 million, with the addition of a new "Term D Loan," which increased the Bank Credit Facility to $453.7 million, which funds were used for construction and pre-opening expenses; (c) in December, 2000, a $5 million increase was made to the Term A Loan of the Bank Credit Facility, which increased the Bank Credit Facility to $458.7 million, which funds were utilized by Gaming for working capital; (d) in January, 2001, a $5 million advanced payment under the Keep-Well Agreement, which was funded by London Clubs; and (e) on March 30, 2001, the Sommer Trust funded an additional
$7 million
pursuant to the Keep-Well Agreement to satisfy the Sponsors' obligations under the Keep-Well Agreement for the fiscal period ended December 31, 2000.

    On March 30, 2001, Gaming and the various lenders under the Bank Credit Facility amended the Bank Credit Facility. This amendment provided: (a) a waiver of Gaming's compliance with the total debt to EBITDA ratio, the interest coverage ratio and the EBITDA covenants required pursuant to the Bank Credit Facility for the fiscal quarters ending on or prior to March 31, 2001; (b) a waiver until August 18, 2001, of the requirement to fund the FF&E reserve, provided that Gaming cannot make certain restricted payments until the FF&E reserve is funded as otherwise required by the Bank Credit Facility; (c) a waiver of the default that otherwise would have occurred as a result of a "going concern" qualification to the Company's auditor's report in respect of the Company's financial statements for the fiscal year ended December 31, 2000;
(d) amendments to certain of Gaming's financial covenants. The foregoing is qualified in its entirety by the "Sixth Amendment to Credit Agreement," dated March 30, 2001. There can be no assurances that Gaming can comply with the revised financial covenant levels. Absent an improvement in Gaming's operating results or cash equity contributions to Gaming pursuant to the Keep-Well Agreement, as defined below, Gaming estimates that, based on its results year-to-date, it may not be in compliance with the revised financial covenant levels for the quarter ended June 30, 2001. Corresponding amendments and waivers have been made to the FF&E Facility.

    London Clubs, the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is indirectly owned 99% by the Sommer Trust, are guarantors under a completion guaranty ("Bank Completion Guaranty") for the benefit of the lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. As of March 16, 2001, the Aladdin has not achieved "final completion" within the meaning of the Bank Completion Guaranty, the occurrence of which would cause the Bank Completion Guaranty to terminate. In July, 2000, Jack Sommer, the Company's Chairman of the Board, and his spouse, Laura Sommer, each became a party to the Bank Completion Guaranty. The Bank Completion Guaranty is not subject to any maximum dollar limitations. For payments made pursuant to the Bank Completion Guaranty, Gaming Holdings issues (i) Series A Preferred Shares in exchange for the contribution of such payments and (ii) Series D Preferred Shares representing a profits-only interest in Gaming Holdings. The holders of the Notes are not entitled to the benefit of the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty. There can be no assurance that the parties to either the Bank Completion Guaranty or the Noteholder Completion Guaranty will be able to make such payments to the Company if required pursuant to these agreements.

    AHL, Bazaar Holdings and London Clubs entered into the Keep-Well Agreement ("Keep-Well Agreement") in favor of the lenders under the Bank Credit Facility. The Sommer Trust joined and became a party to the Keep-Well Agreement in July, 2000 (collectively, AHL, Bazaar Holdings, London Clubs and the Sommer Trust, "Sponsors"). The Sponsors and The Bank of Nova Scotia amended the definition of "Keep-Well Termination Date" on March 30, 2001. The Keep-Well Agreement is the joint and several agreement of the Sponsors to make certain quarterly cash equity contributions to Gaming if Gaming fails to comply with the Minimum Fixed Charge Coverage Ratio set forth in the Bank Credit Facility, but in no event shall the aggregate cash equity contributions required to be made in any fiscal year of Gaming exceed $30.0 million. Based on Gaming's EBITDA from August 18, 2000, to December 31, 2000, approximately $12 million was due from the Sponsors under the Keep-Well Agreement ("Fourth Quarter 2000 Keep-Well Payment"). In January, 2001, London Clubs made an advance payment of $5 million against the Fourth Quarter 2000 Keep-Well Payment. The Sommer Trust paid the balance of the Fourth Quarter 2000 Keep-Well Payment on March 30, 2001. There can be no assurances that the Sponsors will, or will be able to, make further cash equity contributions to Gaming if required pursuant to the Keep-Well Agreement.

    During the twelve months ended December 31, 2000, approximately
$360.2 million had been expended primarily on the development of the Aladdin, of which approximately $337.8 million had been expended in construction, furniture, fixtures and equipment, and capitalized interest, approximately $5.7 million in debt issuance and member equity costs, and approximately $17.4 million in pre-opening costs, net interest expense, and other current assets.

    As of March 22, 2001, the Company had unrestricted funds available of approximately $13.4 million. The estimated principal and interest payments pursuant to the Bank Credit Facility for the next twelve months are as follows:

        DUE DATE            FORM         AMOUNT
  ---------------------     ----         ------
         3/30/01          Principal   $ 4.8 million
         3/30/01          Interest    $ 0.2 million
          5/1/01          Interest    $11.3 million
         6/29/01          Principal   $ 4.8 million
         6/29/01          Interest    $ 0.1 million
          8/1/01          Interest    $ 9.7 million
         9/28/01          Principal   $ 5.8 million
         9/28/01          Interest    $ 0.1 million
         11/1/01          Interest    $ 9.6 million
        12/31/01          Principal   $ 5.8 million
        12/31/01          Interest    $ 0.1 million
          2/1/02          Interest    $9.5 million
                                      -------------
  TOTAL ............................. $61.8 million
                                      =============

    The estimated principal and interest payments pursuant to the FF&E Facility for the next twelve months are as follows:

        DUE DATE               FORM            AMOUNT
  ---------------------        ----            ------
          6/1/01            Principal      $  .65 million
          6/1/01          Lease Payment    $ 3.35 million
          6/1/01            Interest       $  .47 million
          9/3/01            Principal      $  .65 million
          9/3/01          Lease Payment    $ 3.33 million
          9/3/01            Interest       $  .45 million
         12/1/01            Principal      $  .70 million
         12/1/01          Lease Payment    $ 3.32 million
         12/1/01            Interest       $  .43 million
          3/1/02            Principal      $  .70 million
          3/1/02          Lease Payment    $ 3.31 million
          3/1/02            Interest       $  .41 million
                                           --------------
  TOTAL .................................. $17.77 million
                                           ==============

    The Company estimates that cash on hand and projected internally generated funds will be sufficient to fund the Company's current operations; however, such amounts will not be sufficient to fund all the principal and interest payments on the Company's debt during 2001. The Company and the Sponsors are seeking alternatives to improve the Company's current liquidity, which alternatives may include incurring additional indebtedness, to the extent permitted under the Company's various credit facilities, sale of an adjacent 5-acre parcel of undeveloped land, reaching an agreement with the Company's creditors reducing the Company's liquidity needs and/or cash equity infusions. In order for the Company to fund all the principal and interest payments, the Company will continue to rely on payments by the Sponsors pursuant to the Keep-Well Agreement. However, there can be no assurances that the Company or the Sponsors will be able to improve the Company's current liquidity or that the Sponsors will continue to perform pursuant to the Keep-Well Agreement. In the event the Company's liquidity does not improve or that the Sponsors do not perform under the Keep-Well Agreement or that the Company is unable to reach agreements with its creditors reducing the Company's liquidity needs, there would be serious doubt as to whether or not the Company will be able to continue as a going concern.

MARKET RISK

    Beginning July 20, 2000, Gaming has the following interest rate derivative financial instruments in effect: (i) an interest rate collar with an amortizing notional amount of $245.7 million ($237.1 million at December 31, 2000), a maximum and minimum interest rate of 8.00% and 6.25%, respectively, and a maturity date of June 30, 2005, (ii) an interest rate collar with an amortizing notional amount of $159.2 million ($158.4 million at December 31, 2000), a maximum rate of 8.00%, a minimum rate of 6.25% and a maturity date of June 30, 2005; (iii) an interest rate collar with a notional amount of $50 million, a maximum rate of 8.00%, a minimum rate of 6.25%, and a maturity of June 30, 2005. All rates noted above are the three-month LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The fair market value of Gaming's interest rate derivative financial instruments as provided by the counterparty, is a net payable of approximately $10.7 million at December 31, 2000 which is not included in the Company's consolidated financial statements.

    The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of Gaming. The amounts exchanged are based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as LIBOR fluctuates.

    Neither Gaming nor the counterparty, which is a prominent financial institution, is required to collateralize their respective obligations under these swaps. Gaming is exposed to loss if the counterparty defaults. However, the Company considers the risk of non-performance to be minimal as the counterparty is a member of the Bank Credit Facility.

    Gaming has a credit facility with various financial institutions which consists of four separate term loans. Gaming pays interest on each term loan at LIBOR plus between 150 and 300 basis points. Gaming has entered into the collar instruments discussed above to assist in managing interest variability on its long-term debt. If the notional amounts on the collar differs from the long-term debt balances, Gaming may be exposed to additional interest rate variability. On the aforementioned collar instruments, Gaming will pay the hedge counterparty to the extent that the three-month LIBOR drops below 6.25% and will receive payments from the hedge counterparty to the extent the three-month LIBOR exceeds 8.0% on the then outstanding notional amount of such instruments.

CERTAIN FORWARD LOOKING STATEMENTS

    Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitation, those relating to the Bank Credit Facility, FF&E Facility, the Keep-Well Agreement and other agreements, plans for future operations, current operations, other business development activities, capital spending, financing sources and the effect of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the current development and operations, the Company's liquidity and the extent of the Company's alternatives thereto, the sources and extent of the Sponsors' liquidity and the Sponsors' payments under the Keep-Well Agreements, dependence on existing management, leverage and debt service, domestic or international economic conditions, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and retention of licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    There is incorporated by reference the information appearing under the caption "Market Risk" in Item 7 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      Report of Independent Public Accountants

To the Board of Directors of
  Aladdin Gaming Enterprises, Inc.:

    We have audited the accompanying balance sheets of Aladdin Gaming Enterprises, Inc. ("Enterprises") as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity/(deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Enterprises' management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enterprises as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles general accepted in the United States.

    The accompanying financial statements have been prepared assuming that Enterprises will continue as a going concern. As discussed in Note 2 to the financial statements, Enterprises' sole material asset is its investment in Aladdin Gaming Holdings, LLC, an unconsolidated affiliate, which has disclosed that cash on hand and projected internally generated funds will not be sufficient to fund principal and interest payments in fiscal 2001 on its debt and that it may not be in compliance with certain debt covenants in fiscal 2001 and future periods which raises substantial doubt about Enterprises' ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

Las Vegas, Nevada
April 2, 2001

                        ALADDIN GAMING ENTERPRISES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                      (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                              DECEMBER 31, 2000   DECEMBER 31, 1999
                                                              -----------------   -----------------
ASSETS
Cash and cash equivalents...................................      $      1            $      1
Investment in unconsolidated affiliate......................            --               8,562
                                                                  --------            --------
                                                                  $      1            $  8,563
                                                                  ========            ========
LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)
Payable to related party....................................      $      6            $      4
Common Stock................................................
  Class A, no par value, 2,000,000 shares authorized,
    1,107,500 issued and outstanding as of December 31, 2000
    and December 31, 1999
  Class B, no par value and non-voting, 8,000,000 shares
    authorized, 2,215,000 shares issued and outstanding and
    2,215,000 shares reserved pursuant to the warrant
    agreement as of December 31, 2000 and December 31,
    1999....................................................        13,247              13,247
Additional paid-in capital..................................        14,420              14,420
Accumulated deficit.........................................       (27,672)            (19,108)
                                                                  --------            --------
                                                                  $      1            $  8,563
                                                                  ========            ========

The accompanying notes to consolidated financial statements are an integral part of
                    these consolidated financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                            STATEMENT OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Other expenses...........................................  $        2   $        1   $        3
Equity in loss of unconsolidated affiliate...............       8,562        8,487       10,617
Income tax expense (benefit).............................          --           --           --
                                                           ----------   ----------   ----------
    Net loss.............................................  $    8,564   $    8,488   $   10,620
                                                           ==========   ==========   ==========

Basic and diluted loss per share.........................  $     2.58   $     2.56   $     3.56
Shares used in per share calculation.....................   3,322,500    3,322,500    2,984,990

The accompanying notes to consolidated financial statements are an integral part of
                    these consolidated financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                  COMMON
                                                   STOCK         ADDITIONAL      ACCUMULATED
                                               CLASS A AND B   PAID-IN CAPITAL     DEFICIT      TOTAL
                                               -------------   ---------------   -----------   --------
BALANCE, JANUARY 1, 1998.....................          --                1               --           1

Net loss.....................................          --               --          (10,620)    (10,620)
Issuance of Class A common stock, 1,107,499
  shares issued, and Class B common stock,
  2,215,000 shares issued....................      13,247               --               --      13,247
Issuance of Warrants to purchase Class B
  common stock, 2,215,000 warrants issued....          --           15,000               --      15,000
Equity costs from unconsolidated affiliate...          --             (581)              --        (581)
                                                  -------          -------         --------    --------
BALANCE, DECEMBER 31, 1998...................      13,247           14,420          (10,620)     17,047

Net loss.....................................          --               --           (8,488)     (8,488)
                                                  -------          -------         --------    --------
BALANCE, DECEMBER 31, 1999...................      13,247           14,420          (19,108)      8,559

Net loss.....................................          --               --           (8,564)     (8,564)
                                                  -------          -------         --------    --------
BALANCE, DECEMBER 31, 2000...................     $13,247          $14,420         $(27,672)   $     (5)
                                                  =======          =======         ========    ========

The accompanying notes to consolidated financial statements are an integral part of
                    these consolidated financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $ (8,564)  $(8,488)   $(10,620)
  Loss of unconsolidated affiliate..........................     8,562     8,487      10,617
  Increase in related party payable.........................         2         1           3
                                                              --------   -------    --------
Net cash used in operating activities.......................        --        --          --
                                                              --------   -------    --------
Cash flows used in investing activities:
  Investment in unconsolidated affiliate....................        --        --     (15,000)
                                                              --------   -------    --------
Cash flows from financing activities:
  Proceeds from the issuance of stock.......................        --        --          --
  Proceeds from the issuance of warrants....................        --        --      15,000
                                                              --------   -------    --------
Net cash provided by financing activities...................        --        --      15,000
                                                              --------   -------    --------
Net increase in cash and cash equivalents...................        --        --          --
Cash and cash equivalents at beginning of period............         1         1           1
                                                              --------   -------    --------
Cash and cash equivalents at end of period..................  $      1   $     1    $      1
                                                              ========   =======    ========

Supplemental disclosures of non-cash investing and financing activities:
  Stockholders' equity contribution book value
    Land....................................................        --        --    $  6,247
    Construction in progress................................        --        --       7,000
    Equity costs from unconsolidated affiliate..............        --        --        (581)

The accompanying notes to consolidated financial statements are an integral part of
                    these consolidated financial statements.

                        ALADDIN GAMING ENTERPRISES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND EQUITY METHOD ACCOUNTING

    Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Gaming Enterprises"), has no other business or activity other than its investment in Aladdin Gaming Holdings, LLC ("Gaming Holdings") and Gaming Enterprises' sole material asset is 25% of the common membership interests of Gaming Holdings ("Holdings Common Membership Interests"). Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corp. ("Capital") is a wholly-owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of the Gaming Holdings 13 1/2% Senior Discount Notes ("Notes"). Capital does not have any material operations or assets and has no revenues.

    Aladdin Holdings, LLC, a Delaware limited liability company ("AHL"), indirectly holds a majority interest in Gaming Holdings. The members of AHL are the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust"), which holds a 95% interest in AHL, and GW Vegas, LLC, a Nevada limited liability company, a wholly owned subsidiary of the Trust Company of the West, which holds a 5% interest in AHL.

    As of December 31, 2000, Holdings Common Membership Interests were held 39.953125% by London Clubs Nevada Inc ("LCNI"), a subsidiary of London Clubs International plc ("London Clubs"); 31.859375% by Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises"), which is a subsidiary of AHL; 25.0% by Gaming Enterprises, which is a subsidiary of Sommer Enterprises; 3.0% by GAI, LLC, a Nevada limited liability company, which is owned by Richard J. Goeglein, the President and Chief Executive Officer of Gaming Holdings; and 0.1875% by Jose Rueda, a former executive of Gaming Holdings.

    Except where the context otherwise requires, Gaming Holdings and its subsidiaries are collectively referred to herein as "Company."

    Much of the following information relates to Gaming Holdings and its subsidiaries and is included due to the relative significance of Gaming Holdings to Gaming Enterprises.

    Until August 18, 2000, the operations of the Company had been primarily limited to the design, development and construction of the new Aladdin Resort and Casino ("Aladdin"). The Aladdin, which commenced operations on August 18, 2000, is the centerpiece of an approximately 35-acre world-class resort, casino and entertainment complex ("Complex") located at the center of Las Vegas Boulevard. The Aladdin includes a luxury themed hotel of approximately 2,600 rooms, an approximately 116,000 square foot casino and six restaurants.

    The Complex is comprised of: (i) the Aladdin; (ii) a themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) the newly renovated 7,000 seat Theater of the Performing Arts ("Theater"); and (iv) an approximately 4,800 space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of the Sommer Trust.

    Enterprises' interest in Gaming Holdings has been accounted for under the equity method. However, Enterprises has discontinued applying the equity method as the investment in Gaming Holdings has been reduced to zero. Enterprises will resume applying the equity method after cumulative net income exceeds the unrecognized losses.

                        ALADDIN GAMING ENTERPRISES, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) CASH AND CASH EQUIVALENTS

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

    There was no income tax expense or benefit recorded for the period ending December 31, 2000, 1999 and 1998 as there was a net loss for each period and the realization of any deferred tax asset is uncertain.

LOSS PER BASIC AND DILUTED SHARE

    Loss per basic and diluted share is based on the weighted average number of shares outstanding. Basic and diluted shares outstanding were 3,322,500, 3,322,500 and 2,984,990 for the years ended December 31, 2000, 1999 and 1998.
Diluted shares include stock options and warrants when dilutive. Due to the loss accumulated during the three year peiod, Gaming Enterprises' warrants would be anti-dilutive and therefore have not been utilized in the computation of dilutive shares.

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

2. LIQUIDITY AND MANAGEMENT'S PLAN

    Absent an improvement in Gaming's operating results or cash equity contributions to Gaming pursuant to the Keep-Well Agreement, Gaming estimates that, based on its results year-to-date, it may not be in compliance with the quarter ended June 30, 2001, financial covenant levels contained in the Bank Credit Facility and the FF&E Facility, as amended, both as defined in Note 6 of Aladdin Gaming Holdings LLC's consolidated financial statements. The Company estimates that cash on hand and projected

                        ALADDIN GAMING ENTERPRISES, INC.

2. LIQUIDITY AND MANAGEMENT'S PLAN (CONTINUED) internally generated funds will be sufficient to fund the Company's current operations, however, such amounts will not be sufficient to fund all the principal and interest payments on the Company's debt during fiscal 2001.

    In order for the Company to fund all of its principal and interest payments, the Company will continue to rely on payments from its sponsors, the Sommer Trust and London Clubs (collectively, with their respective affiliates, "Sponsors"), pursuant to the Keep-Well Agreement. Further, the Company and the Sponsors are seeking alternatives to improve the Company's current liquidity, which alternatives may include incurring additional indebtedness, to the extent permissible under the Company's various credit facilities, sale of an adjacent 5-acre parcel of undeveloped land, reaching an agreement with the Company's creditors reducing the Company's liquidity needs and/or equity infusions from either a third party and/or the Sponsors.

3. INVESTMENT IN UNCONSOLIDATED AFFILIATE

    As discussed in Note 1, Gaming Enterprises holds a 25% interest in Gaming Holdings. Enterprises' interest in Gaming Holdings has been accounted for under the equity method. However, Enteprises has discontinued applying the equity method as the investment in Gaming Holdings has been reduced to zero. Enterprises will resume applying the equity method after cumulative net income exceeds the unrecognized losses. Summarized condensed financial information of Gaming Holdings as of and for the years ended December 31, 2000 and 1999, is as follows:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Aladdin Gaming Holdings, LLC
Statement of Operations Data:
  Net Revenue...............................................  $124,295         --
  Net Loss..................................................    76,229   $ 26,112
  Gaming Enterprises' share of net loss.....................    19,057      6,528
Balance Sheet Data:
  Assets:
    Current Assets..........................................  $ 82,416   $ 89,592
    Property and equipment, net.............................   657,470    346,337
    Other assets............................................    32,966     32,771
                                                              --------   --------
    Total assets............................................  $772,852   $468,700
                                                              ========   ========
Liabilities and Members' Equity
  Liabilities...............................................  $740,831   $441,464
  Members' equity
    Gaming Enterprises......................................   (18,641)     8,562
    Other members...........................................    50,662     18,674
                                                              --------   --------
    Total liabilities and members' equity...................  $772,852   $468,700
                                                              ========   ========

    The changes in Gaming Enterprises' investment in unconsolidated affiliate is as follows:

                                                                2000       1999
                                                              --------   --------
                                                                 (IN THOUSANDS
Beginning investment balance................................  $ 8,562    $ 17,049
Equity in net loss..........................................   (8,562)     (8,487)
                                                              -------    --------
  Ending Investment Balance.................................  $    --    $  8,562
                                                              =======    ========

                        ALADDIN GAMING ENTERPRISES, INC.

3. INVESTMENT IN UNCONSOLIDATED AFFILIATE (CONTINUED)
    The consolidated financial statements, and notes thereto, of Gaming Holdings are attached hereto as Exhibit 99.01 and incorporated herein by this reference.

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

NOTE 5. INCOME TAXES

    Gaming Enterprises has adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS 109 requires recognition of a future tax benefit of net operating loss carryforwards and certain other temporary differences to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied.

    The deferred tax asset is comprised of the net operating loss carryforward related to Gaming Enterprises' tax allocation of Aladdin Gaming Holdings, LLC's taxable loss.

    SFAS 109 requires recognition of the future tax benefit of this asset to the extent realization of such benefits is more likely than not; otherwise, a valuation allowance is applied. At December 31, 2000, the Company determined that approximately $12.1 million, of tax benefits did not meet the realization criteria because of the Company's historical operating results. Accordingly, a valuation allowance was applied to reserve against the applicable deferred tax asset.

    At December 31, 2000, the Company had net operating loss carryforwards available for income tax purposes of approximately $12.1 million, which expire in 2020.

NOTE 6. PRIVATE OFFERING

    On February 26, 1998, Gaming Holdings, Gaming Capital Corp. ("Capital," together with Gaming Holdings, the "Issuers") and Gaming Enterprises consummated a private offering ("Offering") under Rule 144A of the Securities Act of 1933. The private offering consisted of 221,500 units ("Units"), each unit consisting of (i) $10,000 principal amount at maturity of 13 1/2% Senior Discount Notes due 2010 ("Notes') of Gaming Holdings and Capital and (ii) 10 Warrants ("Warrants") to purchase 10 shares of Class B non-voting Common Stock, no par value, of Gaming Enterprises. The Notes and the Warrants became separately transferable on July 23, 1998 and the Warrants became exercisable on July 23, 1998 and will expire on March 1, 2010. The total amount paid for the warrants was $15 million and is reflected as additional paid-in capital in the accompanying financial statements.

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

NAME                                          AGE                       POSITION
- ----                                        --------   ------------------------------------------
Jack Sommer...............................     53      Chairman of the Gaming Holdings Board and
                                                       the Gaming Board; Director of Capital; and
                                                       President and Director of Gaming
                                                       Enterprises

Richard J. Goeglein.......................     66      Chief Executive Officer and President of
                                                       Gaming Holdings, Gaming and Capital;
                                                       Director of Gaming Holdings, Gaming and
                                                       Capital

Alan Goodenough...........................     57      Director of Gaming Holdings, Gaming and
                                                       Capital

G. Barry C. Hardy.........................     53      Director of Gaming Holdings, Gaming and
                                                       Capital

William Timmins...........................     53      Director of Gaming Holdings, Gaming, and
                                                       Capital; Executive Vice President of
                                                       Gaming Holdings and Gaming,
                                                       President/Chief Operating Officer of the
                                                       Aladdin Resort & Casino

Roy Ramm..................................     50      Director of Gaming Holdings, Gaming and
                                                       Capital

Viola Sommer..............................     79      Director of Gaming Holdings, Gaming,
                                                       Capital and Gaming Enterprises

Patricia Becker...........................     49      Senior Vice President/Corporate Affairs
                                                       and Legal and Secretary of Gaming
                                                       Holdings, Gaming and Capital and Secretary
                                                       of Gaming Enterprises

Barbara Falvey............................     42      Senior Vice President/Human Resources of
                                                       Gaming Holdings, Gaming and Capital

Thomas A. Lettero.........................     44      Senior Vice President/Chief Financial
                                                       Officer/ Treasurer of Gaming Holdings,
                                                       Gaming and Capital and Treasurer of Gaming
                                                       Enterprises

Mark A. Clayton...........................     35      Vice President and General Counsel of
                                                       Gaming Holdings and Gaming

    Jack Sommer has been the Chairman of the Gaming Holdings Board and a director of Capital since November, 1997 and has been the Chairman of the Gaming Board since February, 1998 and President and Director of Gaming Enterprises since December, 1997. Mr. Sommer is both a trustee and contingent beneficiary of the Trust. He has over 25 years of experience in developing residential and commercial real estate, including luxury residential projects such as North Shore Towers, in Queens County, New York, and The Sovereign at 425 East 58th Street in Manhattan. Jack Sommer is the son of Viola Sommer.

    Richard J. Goeglein has been Chief Executive Officer and a director of Gaming Holdings, Gaming and Capital since November, 1997 and has been a director of Gaming since February, 1998. Mr. Goeglein served as a member of the Gaming Oversight Committee of Marriott Corporation ("Marriott") and through Gaming Associates, provided consulting services to Marriott's gaming operations situated outside of the United States through December 1997. Mr. Goeglein served as a director of Hollywood Park, Inc. until October 1998. Mr. Goeglein has spent over 30 years in the hotel/casino and food service industries. Previously, Mr. Goeglein served as Executive Vice President and member of the Board of Directors of Holiday Inns and Holiday Corp., and led the management team that consummated the 1980 acquisition of Harrah's Hotels and Casino ("Harrah's") for Holiday Inns. Subsequently, Mr. Goeglein served as President and Chief Executive Officer of Harrah's and President and Chief Operating Officer of Holiday Corp.

    Alan Goodenough has been a director of Gaming Holdings, Gaming and Capital since February, 1998. Since August, 1999, Mr. Goodenough has been the Executive Chairman of London Clubs, having previously served as Chief Executive since 1993. Mr. Goodenough has wide experience in the leisure and gaming industry having been a board director of Pleasurama plc and subsequently Mecca Leisure Group plc.

    G. Barry C. Hardy has been a director of Gaming Holdings, Gaming and Capital since February, 1998. Mr. Hardy has served as Chief Operating Officer of London Clubs since June 1999 and before that as Finance Director of London Clubs since 1989. Previously, Mr. Hardy served as a board director of Pleasurama plc and subsequently Mecca Leisure Group plc and has over 23 years' experience in the leisure and gaming industry.

    William Timmins has been a director of Gaming Holdings, Gaming and Capital since December, 1998 and has been Executive Vice President of Gaming Holdings, Gaming and Capital and President and Chief Operating Officer of the Aladdin Resort & Casino since February 2000. Mr. Timmins has served as Executive Director of London Clubs since June 1999, before that as Director of International Operations of London Clubs since March, 1996. Mr. Timmins has over thirty years of experience in the casino industry. Before joining London Clubs, Mr. Timmins was the Managing Director of Societe Participation Investisments Casino, the third largest gaming company in France, from 1990 until 1995.

    Roy Ramm has been a Director of Gaming and Gaming Holdings since
October 21, 2000. Mr. Ramm has served as the Compliance and Security Director of London Clubs since 1998 having joined the London Clubs group in 1996. Prior to London Clubs, Mr. Ramm was Commander Specialist Operations (Crime) at New Scotland Yard with London's Metropolitan Police Service where he served for
27 years. Mr. Ramm is a Council member of the British Casino Association and is a member of the FBI National Academy Graduates Association.

    Viola Sommer has been a director of Gaming Holdings and Capital since July, 2000 and a director of Gaming Enterprises since July 12, 2000. Mrs. Sommer is both a trustee and beneficiary of the Trust. She is a member of the Jockey Club and a trustee of the National Racing Museum and Racing Hall of Fame. She is a Trustee Emeritus of NYRA. Viola Sommer is the mother of Jack Sommer.

    Patricia Becker has been the Senior Vice President/Corporate Affairs and Legal of Gaming Holdings, Gaming and Capital and Secretary of Gaming Holdings, Gaming and Capital since March, 1999 and Secretary of Gaming Enterprises since July 12, 2000. Ms. Becker currently is a director of Fitzgerald's Gaming Corporation and chairs the Compliance Committee. On December 5, 2000, Fitzgerald's Gaming Corporation filed a petition for bankruptcy under Chapter 11 of Title 11 of the United States Code and has been acting as a debtor-in-possession since such petition date. From 1993 to 1995, Ms. Becker was Chief of Staff for Nevada Governor, Bob Miller. From 1985 to 1993, Ms. Becker was with Harrah's Hotels and Casinos, where she held the position of Senior Vice President and General Counsel. Prior to joining Harrah's, Ms. Becker was a member of the Nevada State Gaming Control Board.

    Barbara D. Falvey has been the Senior Vice President of Human Resources of Gaming Holdings, Gaming and Capital since February 2000. From July 1998 to January 2000, Ms. Falvey was the Vice President of Organization Development and Training for Caesars World, Inc. From 1996 to 1998, Ms. Falvey was Vice President of Human Resources for The Desert Inn in Las Vegas.

    Thomas A. Lettero has been the Senior Vice President/Chief Financial Officer of Gaming Holdings, Gaming and Capital and Treasurer of Gaming Enterprises since March, 2000. From December 1994 to March 2000, Mr. Lettero was the Executive Vice President and Chief Financial Officer of Stratosphere Corporation, which filed for reorganization under Chapter 11 of the Bankruptcy Code with its wholly-owned subsidiary, Stratosphere Gaming Corp., on January 27, 1997. The effective date for the companies' Restated Second Amended Plan of Reorganization was October 14, 1998. Previously, Mr. Lettero has held senior executive, financial and administrative positions with Mirage Hotel and Casino, MGM Grand Hotel Casino, Main Street Station, Bullwackers casinos and Palace Casinos.

    Mark A. Clayton has been Vice President and General Counsel of Gaming Holdings and Gaming since April, 1999 and was from June, 1998 to April, 1999 Vice President and Associate General Counsel of Gaming Holdings and Gaming. From July 1995 until June 1998, Mr. Clayton served as Vice President and General Counsel of Showboat, Inc. From May 1993 until October 1993 and from
October 1993 until June 1995, Mr. Clayton served as Deputy Chief and the Chief, respectively, of the Corporate Securities Division of the Nevada State Gaming Control Board.

COMMITTEES

    There are currently no committees of the Board of Directors of Gaming Enterprises. The Gaming Holdings Operating Agreement provides that there will be Executive Management Committees which will be responsible for the day to day management of Gaming Holdings and Gaming. The Executive Management Committee includes the following persons: the President and Chief Executive Officer of Gaming; the Chief Financial Officer of Gaming; the President and Chief Operating Officer of the Aladdin; the Senior Vice President of Human Resources of Gaming; and the Senior Vice President/Corporate Affairs of Gaming. The Gaming Holdings Board may also establish committees of the Gaming Holdings Board as it may deem necessary or advisable. Each of London Clubs and Sommer Enterprises is entitled to have one of its nominee Gaming Holdings Board members on each such committee. The Gaming Holdings Board has established a Compensation Committee that currently consists of Messrs. Sommer, Goodenough, Hardy, Ramm and Mrs. Sommer and an Audit Committee that currently consists of Messrs. Sommer, Goodenough and Hardy.

ITEM 11. EXECUTIVE COMPENSATION.

    Gaming Enterprises has not compensated any of its officers during 2000, 1999 or 1998.

    The following table summarizes the compensation earned during 2000, 1999 and 1998 by Gaming Holdings', Gamings' and Capital's Chief Executive Officer and the four highest compensated executive officers of the Gaming Holdings, Gaming or Capital who earned over $100,000 in 2000, 1999 and 1998.

                                               ANNUAL COMPENSATION(1)              LONG-TERM
                                        -------------------------------------    COMPENSATION/
                                                                 OTHER ANNUAL   RESTRICTED STOCK      ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR      SALARY        BONUS     COMPENSATION        AWARDS        COMPENSATION(1)
- ---------------------------  --------   --------      --------   ------------   ----------------   ---------------
Richard J. Goeglein, Chief
  Executive Officer.......     2000     $683,077(2)         $0     $ 17,665(3)         $0              $29,821(4)
                               1999     $647,753(2)         $0     $ 17,665(3)         $0              $ 7,911(4)
                               1998     $630,770(2)         $0     $248,379(5)         $0              $22,137(4)
William Timmins, Executive
  Vice President(6).......     2000     $352,003            $0     $ 10,000(3)         $0              $   755(4)
                               1999     $141,077            $0           $0            $0              $    66(4)
                               1998           $0            $0           $0            $0              $     0
Thomas A. Lettero, Senior
  Vice President and Chief
  Financial Officer(6)....     2000     $229,231      $300,000     $  6,539(3)         $0              $   215(4)
                               1999           $0            $0           $0            $0              $     0
                               1998           $0            $0           $0            $0              $     0
David Attaway, Senior Vice
  President(8)............     2000     $370,331            $0     $ 12,000(3)         $0              $   471(4)
                               1999     $308,104            $0     $ 12,000(3)         $0              $   204(4)
                               1998     $204,669            $0     $181,663(7)         $0              $   136(4)
Mark A. Clayton, Esq.
  Vice President and
  General Counsel.........     2000     $230,154            $0           $0            $0              $   154(4)
                               1999     $175,531            $0           $0            $0              $   108(4)
                               1998     $ 70,908(9)         $0           $0            $0              $    54(4)

- --------------------------

(1) All of the executive officers of the Company are compensated by Gaming. Compensation has been paid on the Company's behalf by Aladdin Holdings, LLC until February 26, 1998.

(2) Includes $150,000 paid to GAI in 2000, 1999 and 1998 for consulting fees.

(3) Represents automobile allowance paid to executive including federal income tax gross-up.

(4) Represents life and disability insurance premiums paid on behalf of the executive.

(5) Represents automobile allowance of $19,536 and moving expenses of $228,843 including federal income tax gross-up paid to Mr. Goeglein.

(6) Messrs. Timmins and Lettero became officers of the Company in 2000 and in 1999 Mr. Timmins was compensated for services which he rendered to the Company prior to becoming an officer.

(7) Represents moving expenses of $173,163 and automobile allowance of $8,500 paid to Mr. Attaway including federal income tax gross-up.

(8) Mr. Attaway resigned all of his positions effective January 5, 2001, and, pursuant to Mr. Attaway's employment agreement, the Company paid
    Mr. Attaway $475,000 in January, 2001.

(9) Mr. Clayton's employment with the Company began in 1998.

EMPLOYMENT AGREEMENTS

    Richard J. Goeglein, William Timmins, Patricia Becker, Barbara Falvey and Thomas Lettero (collectively, "Officers") each signed an employment agreement ("Employment Agreement") with the Company. The initial term of Mr. Goeglein's Employment Agreement is five years and six months, and the remaining Officers' Employment Agreements have varying durations depending upon when the Employment Agreements were executed. Pursuant to each Employment Agreement, the Officers have such authority, responsibilities and duties as are customarily associated with their positions with the Company. The Employment Agreements provide that, during the term of their employment, the Officers, other than for Ms. Becker, will devote their full time, efforts and attention to the business and affairs of Gaming and for Ms. Becker, she will devote 60% of her time, efforts and attention to the business and affairs of Gaming.

    The terms of the Employment Agreements provide for current annual base salary for the Officers as follows: Mr. Goeglein, $600,000; Mr. Timmins, $475,000, Ms. Becker, $255,000 ($215,000, base salary, $40,000 as member of compliance committee), Ms. Falvey, $200,000, and Mr. Lettero, $400,000, plus for Messrs. Timmins and Lettero and Ms. Becker and Ms. Falvey, any bonus granted by the Board of Directors based on relevant criteria and performance standards, and for Mr. Goeglein a bonus based upon "on target" performances, ranging from 50% to 75% of his base salary, and subject to certain tax provisions. Gaming's Board will consider increases to the Officers' base salary no less frequently than annually, commencing at the end of each Officer's first employment year. Any increase in base salary shall be within the sole discretion of Gaming's Board. The Employment Agreements provide that the Officers' salary cannot be reduced. After the initial term of Mr. Goeglein's and Ms. Becker's Employment Agreements, Gaming has agreed to retain Mr. Goeglein as a consultant to Gaming for an additional five years at $100,000 per year and to retain Ms. Becker as a member of the Company's Compliance Committee for an additional three years at $50,000 per year. The Officers are entitled to receive other employee benefits from Gaming, such as automobile allowance, health, pension and retirement and reimbursement of certain expenses.

    Pursuant to the terms of the Employment Agreement, as amended, Mr. Goeglein purchased for a total purchase price of $1,200, unvested Gaming Common Membership Interests which were contributed to Gaming Holdings on February 26, 1998 in return for unvested Holdings Common Membership Interests representing 2.0% of the Holdings Common Membership Interests ("Restricted Membership Interests") subject to the receipt of applicable Nevada Gaming Approval. Gaming Enterprises' interest in Gaming Holdings will be unaffected by the vesting of the Officer's Restricted Membership Interests. Mr. Goeglein's Restricted Membership Interests become fully vested at the earlier of July 1, 2002 or the date on which such interests become publicly traded, conditioned upon Mr. Goeglein's continued relationship with Gaming. If Mr. Goeglein's employment with Gaming and Gaming Holdings terminates, Gaming and Gaming Holdings have the right to repurchase any unvested portion of Mr. Goeglein's Restricted Membership Interest for an amount equal to the purchase price originally paid by Mr. Goeglein for the Common Membership Interests. Under certain circumstances as set forth in the Employment Agreement, including if an initial public offering with respect to the Restricted Membership Interests has not occurred prior to the full vesting of such interests, Mr. Goeglein has the right to sell his vested Restricted Membership Interests to Gaming Holdings at fair market value (subject to the receipt of applicable Gaming Approvals and to certain restrictions on restricted payments set forth in the Note Indenture and the Bank Credit Facility). If Gaming Holdings does not satisfy its obligation to purchase the Restricted Membership Interests within seven days, Mr. Goeglein has the right to require Gaming to purchase such interests at fair market value (subject to certain restrictions on Restricted Payments set forth in the Note Indenture). After Gaming has satisfied its obligation to purchase the Restricted Membership Interests, Gaming Holdings has the right to call such interests from Gaming for nominal consideration.

    The Company is obligated to develop an equity compensation arrangement, or the economic equivalent thereof, for Messrs. Timmins, Lettero, Ms. Becker and Ms. Falvey.

    The Employment Agreements may be terminated by Gaming with or without Cause (as defined in each Employment Agreement) or by the Officers for Good Reason (as defined in each Employment Agreement). If an Officer is terminated for Cause, he shall be entitled only to such salary, bonus and benefits then accrued or vested. If an Officer is terminated without Cause or upon a Change in Control (as defined in the Employment Agreements), the Officer shall be entitled to such salary, bonus and benefits to which he would have been entitled for the remainder of the term or twelve months, whichever is longer (in the case of Mr. Goeglein, any such amount remaining in connection with his term plus certain other amounts).

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

    Mr. Goeglein's Employment Agreement provided Mr. Goeglein with relocation expense reimbursement, an interest-free mortgage loan of $500,000 from AHL and certain excise tax gross-up provisions.

GAI CONSULTING AGREEMENT

    Gaming has entered into a consulting agreement (as amended, "Consulting Agreement") with GAI. The Consulting Agreement was subsequently amended on February 26, 1998, to add Gaming Holdings as a party and, pursuant to which amendment, GAI contributed its Common Membership Interests in Gaming to Gaming Holdings in return for Holdings Common Membership Interests. Pursuant to the Consulting Agreement, GAI will render such consulting services as are reasonably requested by the Gaming Board until June 30, 2002.

    During the term of the Consulting Agreement, Gaming shall pay GAI a retainer of $12,500 each month as payment for remaining on call to provide services and expertise for such month. In addition, GAI purchased a 3% Common Membership Interest in Gaming, which was contributed to Gaming Holdings on February 26, 1998 in return for a 3% Holdings Common Membership Interest ("GAI Membership Interest") for a purchase price of $1,800. The GAI Membership Interest is fully vested and is subject to certain anti-dilution provisions contained in the Consulting Agreement (but subject to dilution upon exercise of the warrant) issued in connection with the offering of the Notes). In addition: (a) if Richard Goeglein is terminated from his employment with Gaming other than for "Cause" or voluntarily terminates for "Good Reason" (as such terms are defined in Mr. Goeglein's Employment Agreement with Gaming) after the consummation of the Funding Transactions and the Offering; or (b) if an initial public offering in respect of the GAI Membership Interest has not occurred prior to July 1, 2002, GAI has the right to sell any shares purchased under the Consulting Agreement back to Gaming Holdings at their fair market value at the time of such sale (subject to the receipt of applicable Gaming Approvals and to certain restrictions on restricted payments set forth in the Notes Indenture and the Bank Credit Facility). If Gaming Holdings does not satisfy its obligation to purchase the GAI Membership Interest within seven days, GAI has the right to require Gaming to purchase such interests at fair market value. After Gaming has satisfied its obligation to purchase the GAI Membership Interest, Gaming Holdings will have the right to call such interests from Gaming at nominal value.

    Pursuant to the Consulting Agreement, GAI has certain "piggyback" registration rights with respect to its interests purchased pursuant to the Consulting Agreement. Gaming Holdings has agreed to indemnify GAI, its legal counsel and independent accountants against all expenses, claims, losses, damages and liabilities which may arise out of certain acts or omissions committed in connection with the registration of such membership interests, and, in connection with certain acts or omissions not committed in connection with the registration of such membership interests, to the same extent that other senior management and directors of Gaming and Gaming Holdings are indemnified. For further details on the Consultant Agreement, see Exhibit 10.35 to the Company's Registration Statement on Form S-4, Amendment No. 1, filed June 10, 1998,
Part II, Item 21.

    Mr. Goeglein has granted a third party an option to acquire 15% of GAI's interest in Gaming Holdings, subject to receipt of all necessary gaming regulatory approvals. The Company believes that any exercise of the option will not have a material adverse effect on the Company.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following tables set forth certain information with respect to the beneficial ownership of and the capital stock of Gaming Enterprises and the common membership interests of Gaming Holdings by: (i) each person who, to the knowledge of Gaming Enterprises or the Company, beneficially owns more than 5% of the outstanding capital stock or membership interests (as the case may be);
(ii) the directors of Gaming Enterprises and Gaming Holdings; (iii) all executive officers of Gaming Enterprises and Gaming Holdings included in the Executive Compensation Table under "Item 11. Executive Compensation;" and
(iv) all directors and executive officers of Gaming Enterprises and Gaming Holdings, respectively, as a group. Neither the capital stock of Gaming Enterprises nor the membership interests of Gaming Holdings is presently listed or traded on any securities exchange or securities market.

                        ALADDIN GAMING ENTERPRISES, INC.

                                                                      CLASS A COMMON STOCK
                                                    ---------------------------------------------------------
                                                     PRIOR TO EXERCISE OF THE      ASSUMING FULL EXERCISE OF
                                                         WARRANTS CLASS A            THE WARRANTS CLASS A
                                                          COMMON STOCK(5)             COMMON STOCK (5)(6)
                                                    ---------------------------   ---------------------------
                                                     NUMBER OF      PERCENTAGE     NUMBER OF      PERCENTAGE
                                                       SHARES        OF CLASS        SHARES        OF CLASS
                                                    BENEFICIALLY   BENEFICIALLY   BENEFICIALLY   BENEFICIALLY
NAME OF BENEFICIAL OWNER                               OWNED          OWNED          OWNED          OWNED
- ------------------------                            ------------   ------------   ------------   ------------
Viola Sommer, Jack Sommer and Eugene Landsberg, as
  trustees of the Sommer Trust(1)(2)..............   1,093,103          98.7%      1,093,103          98.7%
Jack Sommer(1)(2).................................   1,093,103          98.7%      1,093,103          98.7%
Jack Sommer(3)....................................      14,398           1.3%         14,398           1.3%
Thomas A. Lettero(4)..............................           0             0%              0             0%
All Directors and Executive Officers as a
  group(4)........................................   1,107,500           100%      1,107,500           100%

                        ALADDIN GAMING ENTERPRISES, INC.

                                                                      CLASS B COMMON STOCK
                                                    ---------------------------------------------------------
                                                     PRIOR TO EXERCISE OF THE      ASSUMING FULL EXERCISE OF
                                                         WARRANTS CLASS B            THE WARRANTS CLASS B
                                                           COMMON STOCK               COMMON STOCK (5)(6)
                                                    ---------------------------   ---------------------------
                                                     NUMBER OF      PERCENTAGE     NUMBER OF      PERCENTAGE
                                                       SHARES        OF CLASS        SHARES        OF CLASS
                                                    BENEFICIALLY   BENEFICIALLY   BENEFICIALLY   BENEFICIALLY
NAME OF BENEFICIAL OWNER                               OWNED          OWNED          OWNED          OWNED
- ------------------------                            ------------   ------------   ------------   ------------
Viola Sommer, Jack Sommer and Eugene Landsberg, as
  trustees of the Sommer Trust(1)(2)..............   2,186,205          98.7%      2,186,205          49.4%
Jack Sommer(1)(2).................................   2,186,205          98.7%      2,186,205          49.4%
Jack Sommer(3)....................................      28,795           1.3%         28,795             *
Thomas A. Lettero(4)..............................           0             0%              0             0%
All Directors and Executive Officers as a
  group(4)........................................   2,215,000           100%      2,215,000            50%

- ------------------------

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

(3) Subject to receipt of the necessary gaming regulatory approvals, Mr. Sommer will own this interest directly rather than through the Sommer Trust.

(4) The directors of Gaming Enterprises are Mr. Sommer and Mrs. Sommer. The executive officers of Gaming Enterprises are Messrs. Sommer and Lettero and Ms. Becker. The address for Mr. Lettero and Ms. Becker is 3667 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

(5) The Class A Common Stock and Class B Common Stock in Gaming Enterprises held by Sommer Enterprises were pledged on February 26, 1998 to the Bank Lenders under the Credit Agreement.

(6) Upon the exercise of the Warrants, holders of the Warrant Shares will own 50% of the outstanding Class B Common Stock and 0% of the outstanding Class A Common Stock of the Issuer.

                         ALADDIN GAMING HOLDINGS, LLC.

                                                                                      PERCENTAGE OWNERSHIP OF
                                                          PERCENTAGE OWNERSHIP OF         GAMING HOLDINGS
                                                              GAMING HOLDINGS                 COMMON
                                                                  COMMON               MEMBERSHIP INTERESTS
                                                           MEMBERSHIP INTERESTS         BENEFICIALLY OWNED
                                                        BENEFICIALLY OWNED PRIOR TO          ASSUMING
                                                              EXERCISE OF THE          FULL EXERCISE OF THE
NAME OF BENEFICIAL OWNER                                        WARRANTS(7)                 WARRANTS(8)
- ------------------------                                ---------------------------   -----------------------
Viola Sommer, Jack Sommer and Eugene Landsberg, as
  trustees of the Sommer Trust(1)(2)(3)...............           56.859375%                  47.390210%
Jack Sommer(2)(3).....................................           56.859375%                  47.390210%
London Clubs(3).......................................                50.0%                       50.0%
Alan Goodenough(3)....................................                 0.0%                        0.0%
G. Barry C. Hardy(3)..................................                 0.0%                        0.0%
William Timmins(3)....................................                 0.0%                        0.0%
Roy Ramm(3)...........................................                 0.0%                        0.0%
Richard J. Goeglein(4)(5)(6)..........................                 3.0%                      2.500%
Thomas A. Lettero(5)..................................                 0.0%                        0.0%
David Attaway(5)......................................                 0.0%                        0.0%
Mark A. Clayton(5)....................................                 0.0%                        0.0%
Jose Rueda(5).........................................              0.1875%                   0.156274%
All Directors and Executive Officers as a group
  (9 persons)(9)......................................                 100%                       90.0%

- ------------------------

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

(3) London Clubs owns 39.953125% of the Gaming Holdings Common Membership Interests. On November 30, 1998, London Clubs and the Sommer Trust agreed that the Sommer Trust and its affiliates shall vote their respective Holdings Common Membership Interests and cause Gaming Enterprises to vote its Holdings Common Membership Interests so that (taking into account Holdings Common Membership Interests held by London Clubs or its affiliates) London Clubs controls fifty percent of the voting power of Gaming Holdings. Mr. Alan Goodenough is Executive Chairman of London Clubs and a director of Gaming Holdings, Gaming and Capital. Mr. G. Barry C. Hardy is Chief Operating Officer of London Clubs and a director of Gaming Holdings, Gaming and Capital. William Timmins is Executive Director of London Clubs and is a director of Gaming Holdings, Gaming and Capital. Roy Ramm is Compliance and Security Director of London Clubs and a director of Gaming Holdings, Gaming and Capital. The address of London Clubs and Messrs. Goodenough, Hardy and Ramm is 10 Brick Street, London, W1J 7HQ, United Kingdom.

(4) Mr. Richard J. Goeglein, who is Chief Executive Officer, President and a director of Gaming Holdings, Gaming and Capital, beneficially owns 100% of GAI, which holds 3% of the Holdings Common Membership Interests.
    Mr. Goeglein has granted to a third party an option to acquire 15% of GAI's interest in Gaming Holdings. Mr. Goeglein's address is 3667 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

(5) The address of Messrs. Goeglein, Timmins, Lettero, Attaway, Clayton and Rueda is 3667 Las Vegas Boulevard South, Las Vegas, Nevada 89109. Mr. Rueda is a former executive of the Company.

(6) Mr. Goeglein has the right to acquire beneficial ownership of Gaming Holdings Common Membership Interests representing an aggregate of 2% of such interests, which right does not vest within 60 days. See "Item 11. Executive Compensation."

(7) Gaming Holdings owns 100% of the Common Membership Interests and Series A Preferred Interests of Gaming. The Common Membership Interests were, on closing of the Bank Credit Facility, pledged to the Bank Lenders. The
    Series A Preferred Interests were, on closing of the Notes offering, pledged to the Trustee for the benefit of the Note Holders.

(8) Gaming Enterprises owns 25% of the Gaming Holdings Common Membership Interests. Upon full exercise of the warrants issued in connection with the offering of the Notes, holders of the shares issued upon conversion of warrants will indirectly own 10% of the outstanding Holdings Common Membership Interests.

(9) Mr. Attaway resigned all his positions with the Company effective January 5, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

THE SALLE PRIVEE AGREEMENT

    Gaming, London Clubs and LCNI are parties to an agreement ("Salle Privee Agreement") which relates to The London Club at Aladdin. Under the Salle Privee Agreement, London Clubs has agreed to guaranty the obligations of LCNI. In consideration for the services to be furnished by LCNI under the Salle Privee Agreement, Gaming will pay to LCNI a performance-based incentive fee ("Incentive Marketing and Consulting Fee") calculated as follows: (i) 10% of The London Club at Aladdin EBITDA (defined in the Salle Privee Agreement to mean gross revenue attributable to The London Club at Aladdin, less all costs and expenses directly attributable to The London Club at Aladdin), up to and including $15.0 million of EBITDA; plus (ii) 12.5% of The London Club at Aladdin EBITDA, in excess of $15.0 million, up to and including $17.0 million; plus (iii) 25% of The London Club at Aladdin EBITDA, in excess of $17.0 million, up to and including
$20.0 million; plus (iv) 50% of The London Club at Aladdin EBITDA, in excess of $20.0 million. The foregoing thresholds will be adjusted in accordance with consumer price index changes every five years.

OTHER PAYMENTS TO CONTROLLING STOCKHOLDERS

    In consideration for certain expenses incurred by the Sommer Trust prior to February 26, 1998, relating to the management and coordination of the development of the Aladdin, Gaming reimbursed $3.0 million to the Sommer Trust on February 26, 1998. In addition, Gaming will reimburse certain ongoing out-of-pocket expenses of the Sommer Trust relating to the development of the Aladdin, not to exceed $0.9 million. In November, 1998, the Sommer Trust agreed to defer reimbursement. As of December 31, 2000, the Sommer Trust had received approximately $3.3 million of the total $3.9 million reimbursement.

    In consideration for its obligations under the Keep-Well Agreement and related arrangements, under the London Clubs Purchase Agreement, the parties agreed that London Clubs receive (a) an initial fee of 1.0% of Gaming's indebtedness with respect to a $265.0 million portion of the Bank Credit Facility, which is supported and enhanced by the Keep-Well Agreement, which fee was paid on February 26, 1998, and (b) an annual fee of 1.5%, payable in arrears, of Gaming's annual average indebtedness with respect to a $265.0 million portion of the Bank Credit Facility, which is supported and enhanced by the Keep-Well Agreement for each relevant twelve month period ending on an anniversary of the closing date of the Bank

Credit Facility, which amount shall reflect the extent, if any, by which the obligations under the Keep-Well Agreement are reduced or eliminated over time. As of December 31, 2000, the Company has accrued approximately $11.3 million in Keep-Well fees payable to London Clubs. Additionally, Gaming agreed to reimburse approximately $2.8 million to London Clubs for certain expenses incurred relating to the Aladdin; however, in November, 1998, London Clubs agreed to defer the payment of approximately $189,000 of this reimbursement. As of December 31, 2000, London Clubs received approximately $2.4 million of this
$2.8 million reimbursement obligation.

MUSIC INDEBTEDNESS PAYMENTS BY THE SOMMER TRUST AND MR. SOMMER

    During 1998, the Sommer Trust paid approximately $260,000 to certain trade creditors on behalf of Aladdin Music, LLC ("Aladdin Music"), a subsidiary of Gaming, and Mr. Sommer individually paid $500,000 to a trade creditor on behalf of Aladdin Music. Further, during the first quarter of 1999, the Sommer Trust paid approximately $747,000 to a trade creditor on behalf of Aladdin Music. To the extent permissible, Aladdin Music has agreed, if and when Aladdin Music secures a joint venture partner and financing for the hotel casino, a previously contemplated 1,000 room hotel casino to be integrated with the Complex, to reimburse the Sommer Trust and Mr. Sommer such advanced funds.

KEEP-WELL AGREEMENT

    On February 26, 1998, London Clubs, AHL and Bazaar Holdings entered into the Keep-Well Agreement in favor of the Administrative Agent and the lenders under the Bank Credit Facility. The Sommer Trust joined and became a party to the Keep-Well Agreement in July, 2000 (collectively, AHL, Bazaar Holdings, London Clubs and the Sommer Trust, "Sponsors"). The Keep-Well Agreement is the joint and several agreement of the Sponsors to make certain quarterly cash equity contributions to Gaming from and after the Conversion Date if Gaming fails to comply the minimum fixed charge coverage ratio set forth in the Bank Credit Facility. Under the Keep-Well Agreement, the Sponsors are not required to contribute an aggregate of more than $150 million to Gaming ($30 million in any one fiscal year) and are not required to contribute any amounts to Gaming on or after the earlier of the date on which Gaming complies with all of the financial covenants set forth in the Credit Agreement for six consecutive quarterly periods or the date on which the aggregate outstanding principal amounts of the Credit Agreement are reduced below certain amounts. The Keep-Well Agreement was amended in March, 2001. For a discussion of the amendment and payments under the Keep-Well Agreement, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

        Report of Independent Public Accountants;

        Balance Sheets as of December 31, 2000 and 1999;

        Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998;

        Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998;

        Statements of Cash Flows for the Year Ended December 31, 2000, 1999 and 1998; and

        Notes to Consolidated Financial Statements:

(a)(2) All schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(a)(3) The following exhibits(1) are filed as part of this Form 10-K or incorporated herein by reference.

       EXHIBIT
         NO.                                    DESCRIPTION
- ---------------------                           -----------
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

- ------------------------

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

       EXHIBIT
         NO.                                    DESCRIPTION
- ---------------------                           -----------
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
                        Exhibit 10.5.

       EXHIBIT
         NO.                                    DESCRIPTION
- ---------------------                           -----------
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

 10.12                  Credit Agreement, dated February 26, 1998, among Gaming, a syndicate of lenders ("Bank Lenders"), The Bank of Nova
                        Scotia as Administrative Agent, Merrill Lynch Capital
                        Corporation as Syndication Agent and CIBC Oppenheimer Corp
                        as Documentation Agent is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Registration
                        Statement on Form S-1, Amendment No. 1 filed June 10, 1998,
                        Part II, Item 16, Exhibit 10.13; First Amendment to Credit
                        Agreement dated January 29, 1999, by and among Gaming, Bank
                        Lenders, The Bank of Nova Scotia, as Administrative Agent,
                        Merrill Lynch Capital Corporation as Syndication Agent and
                        CIBC Oppenheimer Corp. as Documentation Agent is
                        incorporated herein by reference from Enterprises (SEC File
                        No. 333-49715) Form 10-K for the year ended December 31,
                        1999, Part IV Item 14, Exhibit 10.12; Second Amendment to
                        Credit Agreement, dated as of April 5, 1999, effective March
                        10, 1999, among Aladdin Gaming, LLC, various financial
                        institutions, The Bank of Nova Scotia, Merrill Lynch Capital
                        Corporation and CIBC Oppenheimer Corp. is incorporated
                        herein by reference from Enterprises' (SEC File No.
                        333-49715) Form 8-K, dated April 27, 1999, Item 7, Exhibit
                        10.01; Third Amendment to Credit Agreement, dated as of June
                        1, 2000, among Aladdin Gaming, LLC, Various Financial
                        Institutions, The Bank of Nova Scotia, Merrill Lynch Capital
                        Corporation and CIBC Oppenheimer Corp. is incorporated
                        herein by reference from Enterprises' (SEC File No.
                        333-49715) Form 10-Q filed August 14, 2000, Part II, Item 6,
                        Exhibit 10.01; Fourth Amendment to Credit Agreement, dated as of July 27, 2000, among Aladdin Gaming, LLC, Various
                        Financial Institutions, The Bank of Nova Scotia, Merrill
                        Lynch Capital Corporation and CIBC Oppenheimer Corp. is
                        incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Form 10-Q filed August 14, 2000, Part II,
                        Item 6, Exhibit 10.02; Fifth Amendment to Credit Agreement,
                        dated as of December 29, 2000, among Aladdin Gaming, LLC,
                        Various Financial Institutions, The Bank of Nova Scotia,
                        Merrill Lynch Capital Corporation and CIBC Oppenheimer Corp.
                        which is attached as an exhibit.

       EXHIBIT
         NO.                                    DESCRIPTION
- ---------------------                           -----------
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

 10.19                  Music Project Lease, dated February 26, 1998, between Gaming and Aladdin Music Holdings, LLC is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1, Amendment No. 2, filed on July 22, 1998, Part II, Item 16, Exhibit 10.23; and Lease
                        Termination Agreement, dated November 20, 2000, by and
                        between Aladdin Gaming, LLC and Aladdin Music Holdings, LLC which is attached as an exhibit.

 10.20                  Mall Project Lease, dated February 26, 1998, between Gaming and Aladdin Bazaar, LLC is incorporated herein by reference from Enterprises' (SEC File No.333-49715) Registration
                        Statement on Form S-1, Amendment No. 1, filed June 10, 1998,
                        Part II, Item 16, Exhibit 10.24;

       EXHIBIT
         NO.                                    DESCRIPTION
- ---------------------                           -----------
                        and Lease Termination Agreement, dated November 20, 2000, by and between Aladdin Gaming, LLC and Aladdin Bazaar, LLC
                        which is attached as an exhibit.

 10.21                  Deed of Trust, Assignment of Rents and Leases, Fixture
                        Filing and Security Agreement, dated February 26, 1998, made by Gaming to Stewart Title of Nevada, as trustee for the
                        benefit of the Bank of Nova Scotia is incorporated herein by reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1, Amendment No. 1, filed
                        June 10, 1998, Part II, Item 16, Exhibit 10.25; First
                        Amendment to Deed of Trust, Assignment of Rents and Leases,
                        Fixture Filing and Security Agreement, dated as of July 27,
                        2000, made by and between Aladdin Gaming, LLC, as Trustor, and Stewart Title of Nevada, as Trustee, for the benefit of
                        The Bank of Nova Scotia is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Form 10-Q filed
                        August 14, 2000, Part II, Item 6, Exhibit 10.05.

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

       EXHIBIT
         NO.                                    DESCRIPTION
- ---------------------                           -----------
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

       EXHIBIT
         NO.                                    DESCRIPTION
- ---------------------                           -----------
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

 10.40                  FF&E Commitment Letter, dated January 23, 1998, between
                        Gaming and General Electric Capital Corporation is
                        incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Registration Statement on Form S-1, filed
                        April 9, 1998, Part II, Item 16, Exhibit 10.46; Facilities
                        Agreement between General Electric Capital Corporation and
                        Gaming, dated June 26, 1998, is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715) Form
                        10-Q filed August 14, 1998, Part II, Item 6, Exhibit 10.01;
                        Amendment No. 1 to Facilities Agreement between General
                        Electric Capital Corporation and Gaming, dated September 2,
                        1998; Agreement of Amendment, dated as of June 2, 2000,
                        among General Electric Capital Corporation, GMAC Commercial
                        Mortgage Corporation and Aladdin Gaming, LLC is incorporated herein by reference from Enterprises' (SEC File No.
                        333-49715) Form 10-Q filed August 14, 2000, Part II, Item 6,
                        Exhibit 10.03; Agreement of Amendment No. 3 dated as of
                        July 27, 2000, among General Electric Capital Corporation,
                        GMAC Commercial Mortgage

       EXHIBIT
         NO.                                    DESCRIPTION
- ---------------------                           -----------
                        Corporation and Aladdin Gaming, LLC is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Form
                        10-Q filed August 14, 2000, Part II, Item 6, Exhibit 10.04;
                        Agreement of Amendment No. 4, dated as of December 29, 2000, among General Electric Capital Corporation, GMAC Commercial
                        Mortgage Corporation and Aladdin Gaming, LLC which is
                        attached as an exhibit.

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

 10.45                  Employment Agreement dated February 25, 2000 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and William
                        Timmins is incorporated herein by reference from
                        Enterprises' (SEC File No. 333-49715) Form 10-K filed March
                        30, 2000, Part IV, Item 14, Exhibit 10.45; Amendment No. 1
                        to the Employment Agreement of William Timmins, dated as of
                        May 24, 2000, between Aladdin Gaming, LLC, Aladdin Gaming
                        Holdings, LLC and William Timmins is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Form
                        10-Q filed August 14, 2000, Part II, Item 6, Exhibit 10.07.

 10.46                  Employment Agreement dated December 29, 1999 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and David Attaway
                        is incorporated herein by reference from Enterprises' (SEC
                        File No. 333-49715) Form 10-K filed March 30, 2000, Part IV,
                        Item 14, Exhibit 10.46.

 10.47                  Employment Agreement dated January 31, 2000 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and Barbara Falvey
                        is incorporated herein by reference from Enterprises' (SEC
                        File No. 333-49715) Form 10-K filed March 30, 2000, Part IV,
                        Item 14, Exhibit 10.47.

 10.48                  Employment Agreement dated March 7, 2000 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and Thomas Lettero
                        is incorporated herein by reference from Enterprises' (SEC
                        File No. 333-49715) Form 10-K filed March 30, 2000, Part IV,
                        Item 14, Exhibit 10.48.

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
                        Enterprises,

       EXHIBIT
         NO.                                    DESCRIPTION
- ---------------------                           -----------
                        Inc. and GAI, LLC is incorporated herein by reference from
                        Enterprises' (SEC File No. 333-49715) Form 10-K filed March
                        30, 2000, Part IV, Item 14, Exhibit 10.49.

 10.50                  Amendment of Agreements, effective as of July 27, 2000, by and among Aladdin Gaming, LLC, Various Financial
                        Institutions and The Bank of Nova Scotia is incorporated
                        herein by reference from Enterprises' (SEC File No.
                        333-49715) Form 10-Q filed August 14, 2000, Part II, Item 6,
                        Exhibit 10.06

 10.51                  Employment Agreement of Patricia Becker, dated as of July
                        27, 2000, between Aladdin Gaming, LLC, Aladdin Gaming
                        Holdings, LLC and Patricia Becker is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Form
                        10-Q filed August 14, 2000, Part II, Item 6, Exhibit 10.08.

 21.01                  List of Subsidiaries which is attached as an exhibit.

 99.01                  Consolidated Financial Statements of Aladdin Gaming
                        Holdings, LLC and subsidiaries which is attached as an exhibit.

- ------------------------

(b) Reports on Form 8-K. During the fourth quarter of the fiscal year ended December 31, 2000, Gaming Enterprises did not file any Current Report on Form 8-K.

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

DATE: April 2, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 2, 2001                                          By:               /s/ JACK SOMMER
                                                            -----------------------------------------
                                                               Jack Sommer, PRESIDENT AND DIRECTOR

April 2, 2001                                          By:            /s/ THOMAS A. LETTERO
                                                            -----------------------------------------
                                                                   Thomas A. Lettero, TREASURER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

April 2, 2001                                          By:               /s/ VIOLA SOMMER
                                                            -----------------------------------------
                                                                      Viola Sommer, DIRECTOR

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

                                 EXHIBIT INDEX

       EXHIBIT
         NO.                                    DESCRIPTION
- ---------------------   ------------------------------------------------------------
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

       EXHIBIT
         NO.                                    DESCRIPTION
- ---------------------   ------------------------------------------------------------
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

       EXHIBIT
         NO.                                    DESCRIPTION
- ---------------------   ------------------------------------------------------------
 10.11                  Salle Privee Agreement, dated February 26, 1998, among
                        Gaming, LCNI and London Clubs is incorporated herein by
                        reference from Enterprises' (SEC File No. 333- 49715)
                        Registration Statement on Form S-1 filed on April 9, 1998,
                        Part II, Item 16, Exhibit 10.11.

 10.12                  Credit Agreement, dated February 26, 1998, among Gaming, a syndicate of lenders ("Bank Lenders"), The Bank of Nova
                        Scotia as Administrative Agent, Merrill Lynch Capital
                        Corporation as Syndication Agent and CIBC Oppenheimer Corp
                        as Documentation Agent is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Registration
                        Statement on Form S-1, Amendment No. 1 filed June 10, 1998,
                        Part II, Item 16, Exhibit 10.13; First Amendment to Credit
                        Agreement dated January 29, 1999, by and among Gaming, Bank
                        Lenders, The Bank of Nova Scotia, as Administrative Agent,
                        Merrill Lynch Capital Corporation as Syndication Agent and
                        CIBC Oppenheimer Corp. as Documentation Agent is
                        incorporated herein by reference from Enterprises (SEC File
                        No. 333-49715) Form 10-K for the year ended December 31,
                        1999 Part IV, Item 14, Exhibit 10.12; Second Amendment to
                        Credit Agreement, dated as of April 5, 1999, effective
                        March 10, 1999, among Aladdin Gaming, LLC, various financial institutions, The Bank of Nova Scotia, Merrill Lynch Capital
                        Corporation and CIBC Oppenheimer Corp. is incorporated
                        herein by reference from Enterprises' (SEC File
                        No. 333-49715) Form 8-K, dated April 27, 1999, Item 7,
                        Exhibit 10.01; Third Amendment to Credit Agreement, dated as of June 1, 2000, among Aladdin Gaming, LLC, Various
                        Financial Institutions, The Bank of Nova Scotia, Merrill
                        Lynch Capital Corporation and CIBC Oppenheimer Corp. is
                        incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Form 10-Q filed August 14, 2000, Part II,
                        Item 6, Exhibit 10.01; Fourth Amendment to Credit Agreement,
                        dated as of July 27, 2000, among Aladdin Gaming, LLC,
                        Various Financial Institutions, The Bank of Nova Scotia,
                        Merrill Lynch Capital Corporation and CIBC Oppenheimer Corp.
                        is incorporated herein by reference from Enterprises' (SEC
                        File No. 333-49715) Form 10-Q filed August 14, 2000, Part
                        II, Item 6, Exhibit 10.02; Fifth Amendment to Credit
                        Agreement, dated as of December 29, 2000, among Aladdin
                        Gaming, LLC, Various Financial Institutions, The Bank of
                        Nova Scotia, Merrill Lynch Capital Corporation and CIBC
                        Oppenheimer Corp. which is attached as an exhibit.

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

 10.14                  Keep-Well Agreement, dated February 26, 1998, among Aladdin
                        Holdings, LLC, London Clubs and Aladdin Bazaar Holdings, LLC
                        is incorporated herein by reference from Enterprises' (SEC
                        File No. 333-49715) Registration Statement on Form S-1,
                        Amendment No. 1, filed June 10, 1998, Part II, Item 16,
                        Exhibit 10.15;

       EXHIBIT
         NO.                                    DESCRIPTION
- ---------------------   ------------------------------------------------------------
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

 10.19                  Music Project Lease, dated February 26, 1998, between Gaming and Aladdin Music Holdings, LLC is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1, Amendment No. 2, filed on July 22, 1998, Part II, Item 16 Exhibit 10.23; and Lease
                        Termination Agreement, dated November 20, 2000, by and
                        between Aladdin Gaming, LLC and Aladdin Music Holdings, LLC which is attached as an exhibit.

 10.20                  Mall Project Lease, dated February 26, 1998, between Gaming and Aladdin Bazaar, LLC is incorporated herein by reference from Enterprises' (SEC File No. 333- 49715) Registration
                        Statement on Form S-1, Amendment No. 1, filed June 10, 1998,
                        Part II, Item 16, Exhibit 10.24; and Lease Termination
                        Agreement, dated November 20, 2000, by and between Aladdin
                        Gaming, LLC and Aladdin Bazaar, LLC which is attached as an exhibit.

 10.21                  Deed of Trust, Assignment of Rents and Leases, Fixture
                        Filing and Security Agreement, dated February 26, 1998, made by Gaming to Stewart Title of Nevada, as trustee for the
                        benefit of the Bank of Nova Scotia is incorporated herein by reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1, Amendment No. 1, filed
                        June 10, 1998, Part II, Item 16, Exhibit 10.25; First
                        Amendment to Deed of Trust, Assignment of Rents and Leases,
                        Fixture Filing and Security Agreement, dated as of July 27,
                        2000, made by and between Aladdin Gaming, LLC, as Trustor, and Stewart Title of Nevada, as Trustee, for the benefit of
                        The Bank of Nova Scotia is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Form 10-Q filed
                        August 14, 2000, Part II, Item 6, Exhibit 10.05.

       EXHIBIT
         NO.                                    DESCRIPTION
- ---------------------   ------------------------------------------------------------
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

       EXHIBIT
         NO.                                    DESCRIPTION
- ---------------------   ------------------------------------------------------------
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

 10.27                  Music Project Memorandum of Understanding and Letter of
                        Intent, dated September 2, 1997, between Gaming and Planet
                        Hollywood International, Inc. is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1, Amendment No. 1, filed
                        June 10, 1998, Part II, Item 16, Exhibit 10.32; Amendment to
                        Music Project Memorandum of Understanding and Letter of
                        Intent, dated October 15, 1997, between Gaming and Planet
                        Hollywood International, Inc. is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715)
                        Registration Statement on Form S-1, filed June 10, 1998,
                        Part II, Item 16, Exhibit 10.33.

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

       EXHIBIT
         NO.                                    DESCRIPTION
- ---------------------   ------------------------------------------------------------
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

       EXHIBIT
         NO.                                    DESCRIPTION
- ---------------------   ------------------------------------------------------------
 10.40                  FF&E Commitment Letter, dated January 23, 1998, between
                        Gaming and General Electric Capital Corporation is
                        incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Registration Statement on Form S-1, filed
                        April 9, 1998, Part II, Item 16, Exhibit 10.46; Facilities
                        Agreement between General Electric Capital Corporation and
                        Gaming, dated June 26, 1998, is incorporated herein by
                        reference from Enterprises' (SEC File No. 333-49715) Form
                        10-Q filed August 14, 1998, Part II, Item 6, Exhibit 10.01;
                        Amendment No. 1 to Facilities Agreement between General
                        Electric Capital Corporation and Gaming, dated September 2,
                        1998; Agreement of Amendment, dated as of June 2, 2000,
                        among General Electric Capital Corporation, GMAC Commercial
                        Mortgage Corporation and Aladdin Gaming, LLC is incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Form 10-Q filed August 14, 2000, Part II,
                        Item 6, Exhibit 10.03; Agreement of Amendment No. 3 dated as of July 27, 2000, among General Electric Capital
                        Corporation, GMAC Commercial Mortgage Corporation and
                        Aladdin Gaming, LLC is incorporated herein by reference from
                        Enterprises' (SEC File No. 333-49715) Form 10-Q filed August
                        14, 2000, Part II, Item 6, Exhibit 10.04; Agreement of
                        Amendment No. 4, dated as of December 29, 2000, among
                        General Electric Capital Corporation, GMAC Commercial
                        Mortgage Corporation and Aladdin Gaming, LLC which is
                        attached as an exhibit.

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

 10.45                  Employment Agreement dated February 25, 2000 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and William
                        Timmins is incorporated herein by reference from Enterprises
                        (SEC File No. 333-49715) Form 10-K filed March 30, 2000,
                        Part IV, Item 14, Exhibit 10.45; Amendment No. 1 to the
                        Employment Agreement of William Timmins, dated as of May 24,
                        2000, between Aladdin Gaming, LLC, Aladdin Gaming Holdings,
                        LLC and William Timmins is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Form 10-Q filed
                        August 14, 2000, Part II, Item 6, Exhibit 10.07.

 10.46                  Employment Agreement dated December 29, 1999 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and David Attaway
                        is incorporated herein by reference from Enterprises (SEC
                        File No. 333-49715) Form 10-K filed March 30, 2000, Part IV,
                        Item 14, Exhibit 10.46.

       EXHIBIT
         NO.                                    DESCRIPTION
- ---------------------   ------------------------------------------------------------
 10.47                  Employment Agreement dated January 31, 2000 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and Barbara Falvey
                        is incorporated herein by reference from Enterprises (SEC
                        File No. 333-49715) Form 10-K filed March 30, 2000, Part IV,
                        Item 14, Exhibit 10.47.

 10.48                  Employment Agreement dated March 7, 2000 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and Thomas Lettero
                        is incorporated herein by reference from Enterprises (SEC
                        File No. 333-49715) Form 10-K filed March 30, 2000, Part IV,
                        Item 14, Exhibit 10.48.

 10.49                  Letter Agreement, dated December 10, 1999 between the Trust
                        Under Article Sixth u/w/o Sigmund Sommer, London Clubs
                        International, plc, London Clubs Nevada, Inc., Aladdin
                        Gaming Holdings, LLC, Sommer Enterprises, LLC, Aladdin
                        Gaming Enterprises, Inc., GAI, LLC and Aladdin Holdings,
                        LLC. Letter Agreement, dated February 23, 2000, between the
                        Trust under Article Sixth u/w/o Sigmund Sommer, London Clubs
                        International plc, London Clubs Nevada, Inc., Aladdin Gaming
                        Holdings, LLC, Sommer Enterprises, LLC, Aladdin Gaming
                        Enterprises, Inc. and GAI, LLC is incorporated herein by
                        reference from Enterprises (SEC File No. 333-49715) Form
                        10-K filed March 30, 2000, Part IV, Item 14, Exhibit 10.49.

 10.50 Amendment of Agreements, effective as of July 27, 2000, by and among Aladdin Gaming, LLC, Various Financial
                        Institutions and The Bank of Nova Scotia is incorporated herein by reference from Enterprises' (SEC File
                        No. 333-49715) Form 10-Q filed August 14, 2000, Part II,
                        Item 6, Exhibit 10.06

 10.51                  Employment Agreement of Patricia Becker, dated as of July
                        27, 2000, between Aladdin Gaming, LLC, Aladdin Gaming
                        Holdings, LLC and Patricia Becker is incorporated herein by reference from Enterprises' (SEC File No. 333-49715) Form
                        10-Q filed August 14, 2000, Part II, Item 6, Exhibit 10.08.

 21.01                  List of Subsidiaries which is attached as an exhibit.

 99.01                  Consolidated Financial Statements of Aladdin Gaming
                        Holdings, LLC and subsidiaries which is attached as an exhibit.