Form 10-Q
period 2001-03-31
ALADDIN GAMING ENTERPRISES INC
filed 2001-05-15
CIK 1059128

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-49715

ALADDIN GAMING ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0379695 (I.R.S. Employer Identification No.)
3667 Las Vegas Boulevard South Las Vegas, Nevada (Address of principal executive offices)	89109 (Zip Code)

(702) 785-5555
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

ALADDIN GAMING ENTERPRISES, INC.

INDEX

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALADDIN GAMING ENTERPRISES, INC.
BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
(In Thousands)

	March 31, 2001	December 31, 2000
	(unaudited)
ASSETS
Cash and cash equivalents	$1	$1
Investment in unconsolidated affiliate	—	—

	$1	$1

LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)
Payable to related party	$6	$6
Common Stock:
Class A, no par value, 2,000 shares authorized, 1,107,500 shares issued and outstanding as of March 31, 2001 and December 31, 2000
Class B, no par value and non-voting 8,000,000 shares authorized, 2,215,000 shares issued and outstanding, and 2,215,000 shares reserved pursuant to the warrant agreement as of March 31, 2001 and December 31, 2000	13,247	13,247
Additional paid-in capital	14,420	14,420
Accumulated deficit	(27,672)	(27,672)

	$1	$1

The accompanying notes to financial statements are an integral part of these financial statements.

ALADDIN GAMING ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
(In Thousands except share data)

	For the three months ended March 31, 2001	For the three months ended March 31, 2000
	(unaudited)	(unaudited)
Other expense	$—	$(1)
Equity in loss of unconsolidated	—	(2,382)
Income tax expense (benefit)	—	—

Net loss	$—	$(2,383)

Basic and diluted loss per share	$—	$(.72)
Shares used in per share calculation	3,322,500	3,322,500

The accompanying notes to financial statements are an integral part of these financial statements.

ALADDIN GAMING ENTERPRISES, INC.

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
(In Thousands)

	For the Three months ended March 31, 2001	For the Three months ended March 31, 2000
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$—	$(2,383)
Loss of unconsolidated affiliate	—	2,382
Increase in related party payable	—	1

Net cash used in operating activities	—	—
Cash flows used for investing activities:
Investment in unconsolidated affiliate	—	—
Cash flows from financing activities:
Proceeds from the issuance of stock	—	—
Proceeds from the issuance of warrants	—	—

Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	1	1

Cash and cash equivalents at end of period	$1	$1

The accompanying notes to these financial statements are an integral part of these financial statements.

ALADDIN GAMING ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

1.  Organization and Business

    Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Gaming Enterprises"), has no other business activity other than its investment in Aladdin Gaming Holdings, LLC ("Gaming Holdings") and Gaming Enterprises' sole material asset is 25% of the common membership interests of Gaming Holdings ("Holdings Common Membership Interests"). Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corp. ("Capital") is a wholly-owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of the Gaming Holdings 13 1/2% Senior Discount Notes ("Notes"). Capital does not have any material operations or assets and has no revenues.

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

    As of March 31, 2001, Holdings Common Membership Interests were held 39.953125% by London Clubs Nevada Inc ("LCNI"), a subsidiary of London Clubs International plc ("London Clubs"); 31.859375% by Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises"), which is a subsidiary of AHL; 25.0% by Gaming Enterprises, which is a subsidiary of Sommer Enterprises; 3.0% by GAI, LLC, a Nevada limited liability company, which is owned by Richard J. Goeglein, the President and Chief Executive Officer of Gaming Holdings; and 0.1875% by Jose Rueda, a former executive of Gaming Holdings.

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

    This information should be read in conjunction with the financial statements set forth in Enterprises' Annual Report on Form 10-K for the year ended December 31, 2000.

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

    There was no income tax expense or benefit recorded for the period from January 1, 2001, through March 31, 2001, as Enterprises is a development stage company and the realization of any deferred tax asset is uncertain.

3.  Impact of Recently Issued Accounting Standards

    Enterprises does not hold any derivative instruments as of March 31, 2001.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities record all derivatives as assets or liabilities measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 amends or supercedes several current accounting statements. In July, 1999, the FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133 from fiscal year 2000 to fiscal year 2001. In June 2000, the FASB issued SFAS 138 which amended certain sections of SFAS 133. During the quarter ended March 31, 2001, Gaming changed its method of accounting for interest rate collars to comply with SFAS 133. Gaming's interest rate collars do not qualify for accounting hedges according to SFAS 133, and accordingly, changes to the fair market value of the interest rate collars are recognized in earnings. On January 1, 2001, Gaming recorded a liability of $10.7 million for the fair market value of its interest rate collars at that date with a corresponding cumulative effect adjustment in the Condensed Consolidated Statements of Operations. As of March 31, 2001, the fair value of Gaming's interest rate collars was a liability of $19.2 million, and Gaming recorded the change in fair market value of $8.5 million to Interest Rate Collars Expense and corresponding liability in the Condensed Consolidated Financial Statements.

4.  Other

    As of May 7, 2001, the Company had unrestricted funds available of approximately $9.0 million. The estimated principal and interest payments pursuant to the Bank Credit Facility for the next twelve months are as follows:

Due Date	Form	Amount
6/29/01	Principal	$4.8 million
6/29/01	Interest	$0.1 million
7/31/01	Interest	$8.8 million
9/28/01	Principal	$5.8 million
9/28/01	Interest	$0.1 million
10/31/01	Interest	$8.8 million
12/31/01	Principal	$5.8 million
12/31/01	Interest	$0.1 million
1/31/02	Interest	$8.5 million
3/31/02	Principal	$5.8 million
3/31/02	Interest	$0.1 million
5/1/02	Interest	$8.3 million

TOTAL		$57.0 million

    The estimated principal and interest payments pursuant to the FF&E Facility for the next twelve months are as follows:

Due Date	Form	Amount
6/1/01	Principal	$.65 million
6/1/01	Lease Payment	$3.35 million
6/1/01	Interest	$.47 million
9/3/01	Principal	$.65 million
9/3/01	Lease Payment	$3.25 million
9/3/01	Interest	$.42 million
12/1/01	Principal	$.70 million
12/1/01	Lease Payment	$3.24 million
12/1/01	Interest	$.40 million
3/1/02	Principal	$.70 million
3/1/02	Lease Payment	$3.23 million
3/1/02	Interest	$.38 million

TOTAL		$17.44 million

    The Company estimates that unrestricted cash on hand and projected internally generated funds will be sufficient to fund the Company's current operations, however, such amounts will not be sufficient to fund all the principal and interest payments on the Company's debt for the next twelve months. The Company and the Sponsors are seeking alternatives to improve the Company's current liquidity, which may include incurring additional indebtedness, to the extent permitted under the Company's various credit facilities, sale of an adjacent 5-acre parcel of undeveloped land, reaching an agreement with the Company's creditors reducing the Company's liquidity needs and/or cash equity infusions. In order for the Company to fund all the principal and interest payments, the Company will continue to rely on payments by the Sponsors pursuant to the Keep-Well Agreement. However, there can be no assurances that the Company or the Sponsors will be able to improve the Company's current liquidity or that the Sponsors will continue to perform pursuant to the Keep-Well Agreement. In the event the Company's liquidity does not improve or that the Sponsors do not perform under the Keep-Well Agreement or that the Company is unable to reach agreements with its creditors reducing the Company's liquidity needs, there would be serious doubt as to whether or not the Company and/or Enterprises will be able to continue as going concerns. The Company's and Enterprises' auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2000, which expresses substantial doubt about the Company's and Enterprises' ability to continue as going concerns.

    On March 30, 2001, Gaming and the various lenders under the Bank Credit Facility amended the Bank Credit Facility. This amendment provided: (a) a waiver of Gaming's compliance with the Total Debt to EBITDA Ratio, the Interest Coverage Ratio and the EBITDA covenants required pursuant to the Bank Credit Facility for the fiscal quarters ending on or prior to March 31, 2001; (b) a waiver until August 18, 2001 of the requirement to fund the FF&E Reserve, provided that Gaming cannot make certain Restricted Payments until the FF&E Reserve is funded as otherwise required by the Bank Credit Facility; (c) a waiver of the default that otherwise would have occurred as a result of a "going concern" qualification to the Company's auditor's report in respect of the Company's financial statements for the fiscal year ended December 31, 2000; (d) amendments to Gaming's following financial covenants (i) Total Debt to EBITDA Ratio: Quarter ended March 31, 2001, 6.4:1.0; Quarter ended June 30, 2001, 6.0:1.0; Quarter ended September 30, 2001, 6.0:1.0; and Quarter ended December 31, 2001, 5.1:1.0; (ii) Interest Coverage Ratio: Quarter ended March 31, 2001, 1.6:1.0; Quarter ended June 30, 2001, 1.6:1.0; Quarter ended September 30, 2001, 1.6:1.0; and Quarter ended December 31, 2001, 1.7:1.0; (iii) EBITDA: Quarter ended March 31, 2001, $75 million; Quarter ended June 30, 2001, $80 million; Quarter ended September 30, 2001, $80 million; and Quarter ended December 31, 2001 $90 million; and (e) for certain other technical and/or definitional amendments to further the above waivers and amendments. The foregoing is qualified in its entirety by the "Sixth Amendment to Credit Agreement," dated March 30, 2001. There can be no assurances that Gaming can comply with the revised financial covenant levels. Absent an improvement in Gaming's operating results or cash equity contributions to Gaming pursuant to the Keep-Well Agreement, Gaming estimates that, based on its results year-to-date, it may not be in compliance with the revised financial covenant levels for the quarter ended June 30, 2001.

    London Clubs International plc ("London Clubs"), the Sommer Trust, Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is indirectly owned 99% by the Sommer Trust, Jack Sommer, the Company's Chairman of the Board, and his spouse Laura Sommer are guarantors under a completion guaranty ("Bank Completion Guaranty") for the benefit of the lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. For payments made pursuant of the Bank Completion Guaranty, Gaming Holdings issues (i) Series A Preferred Shares in exchange for the contribution of such payments and (ii) Series D Preferred Shares representing a profits-only interest in Gaming Holdings. The holders of the Notes are not entitled to the benefit of the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty. There can be no assurance that the parties to either the Bank Completion Guaranty or the Noteholder Completion Guaranty will be able to make such payments to the Company if required pursuant to these agreements.

    AHL, Bazaar Holdings and London Clubs entered into the Keep-Well Agreement ("Keep-Well Agreement") in favor of the lenders under the Bank Credit Facility. The Sommer Trust joined and became a party to the Keep-Well Agreement in July, 2000 (collectively, AHL, Bazaar Holdings, London Clubs and the Sommer Trust, "Sponsors"). The Keep-Well Agreement is the joint and several agreement of the Sponsors to make certain quarterly cash equity contributions to Gaming if Gaming fails to comply with the Minimum Fixed Charge Coverage Ratio set forth in the Bank Credit Facility, but in no event shall the aggregate cash equity contributions required to be made in any fiscal year of Gaming exceed $30.0 million. Based on Gaming's financial results for the quarter ended March 31, 2001, it is estimated that approximately $13.3 million will be due from the Sponsors under the Keep-Well Agreement ("First Quarter 2001 Keep-Well Payment"). During May, 2001, the Sponsors partially funded the First Quarter 2001 Keep-Well Payment as follows: $1.9 million Sommer Trust; and $1.5 million London Clubs and the Sponsors collectively had previously pre-funded $1.2 million on March 30, 2001. The $8.7 million remaining balance of the First Quarter 2001 Keep-Well Payment is due on or before May 29, 2001. There can be no assurances that the Sponsors will, or will be able to, make further cash equity contributions to Gaming if required pursuant to the Keep-Well Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with, and is qualified in its entirety by, the various other reports which have been by Aladdin Gaming Enterprises, Inc., and Aladdin Gaming Holdings, LLC filed with the United States Securities and Exchange Commission ("SEC"), which may be inspected, without charge, at the Public Reference Section of the SEC located at 450 Fifth Street, N.W., Washington, D.C. 20549 or the SEC internet site address: http://www.sec.gov.

General

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

    The operations of Gaming Holdings had been primarily limited to the design, development, financing and construction, and as of August 18, 2000, the operation of the new Aladdin Resort and Casino ("Aladdin"). The Aladdin is the centerpiece of an approximately 35-acre resort, casino and entertainment complex ("Complex"). The Aladdin includes a hotel of approximately 2,567 rooms ("Hotel"), an approximately 116,000 square foot casino ("Casino"), five restaurants and one leased restaurant. The Casino's main gaming area contains approximately 2,165 slot machines, 68 table games, keno and a race and sports book facility. Included on a separate level of the Casino is a 15,000 square foot luxurious gaming section ("The London Club at Aladdin") that contains an additional 30 high denomination table games and approximately 85 high denomination slot machines. The Hotel will contain an approximately 32,000 square foot spa, which is currently being constructed, and will be operated, by a subsidiary of Steiner Leisure Limited, and is expected to be completed in the fourth quarter, 2001. The Complex comprises: (i) the Aladdin; (ii) the themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) the 7,000-seat Theater of the Performing Arts ("Theater"); and (iv) the approximately 4,800-space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of the Sommer Trust.

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

Results of Operations
Three Months Ended March 31, 2001

    Until August 18, 2000, the Company was in the development stage and did not have any historical operating income as there were no operating revenues. Prior to August 18, 2000, the Company's operating expenses primarily consisted of interest, amortization costs, expenses related to the Notes and pre-opening costs. Due to the short operating period, there will not be a comparative discussion of prior periods included in this Form 10-Q. Historical results may not be indicative of future operating results.

    For the quarter ended March 31, 2001, the Aladdin produced gross revenues of $82.5 million. Casino revenue (which includes both the main Casino and The London Club at Aladdin) represented 40% of gross revenue, hotel 34% of gross revenue, food and beverage 22% of gross revenue, and entertainment and other revenue 4% of gross revenue. The net loss for the quarter was $47.2 million including the recording of an Accumulated effect of change in accounting principle expense of $10.7 million and an Interest rate collar expense of $8.5 million related to the adoption of SFAS No. 133.

Revenues

    The Casino revenues (inclusive of The London Club at Aladdin) of $33.1 million were derived $15.8 million from slot operations, $16.8 million from table games and $.5 million from other sources of gaming revenue. The London Club at Aladdin produced $7.3 million of Casino revenues, $6.7 million from table games and $.6 million from slot operations.

    The overall table games gross win percentage was 14.5% for the quarter ended March 31, 2001, while the average daily win per table game was $2,115. The Company expects the normal gross win percentage to be approximately 17.5% for table games. The overall average slot gross daily win per unit was $86 during the quarter ended March 31, 2001.

    During March 2001, the Company hired two new Casino marketing executives, who have been focused on slot and table games marketing. Casino marketing efforts have been focused on enhancing the customer data base, implementing an aggressive direct mail program and increasing the number of entertainment events in the Theater for Performing Arts and Casino events and promotions. The Company also completed a reconfiguration of the slot gaming floor. The Company believes such redesign has improved the competitiveness of the slot machine product and has enhanced customer traffic flow. Currently, the Company operates approximately 2,250 slot machines and 98 table games. Slot gross daily win per unit improved during the quarter from $72 in January, 2001, to $101 in March, 2001. The Company estimates the new programs and slot gaming floor reconfiguration will continue to improve Casino revenues during the second quarter 2001. There can be no assurances that such improvement will be significant or that other negative factors could arise offsetting such improvement.

    The Company experienced hotel occupancy of 89.5% at an average daily rate of $139 during the quarter ended March 31, 2001. During the quarter ended March 31, 2001, the Company completed organizational changes to its marketing and advertising functions with the implementation of new media and advertising campaigns. The Company increased occupancy from 78% in January, 2001, to 90% and 99% for February and March, 2001, respectively. Occupancy trends are expected to continue in the 95% range during the second quarter 2001.

Costs and Expenses

    The Company continued its cost containment and profit enhancement programs during the quarter ended March 31, 2001. The programs primarily focused on labor efficiency and procurement activities.

The Company reduced its full time equivalent number of employees from approximately 4,500 upon opening of the Aladdin to approximately 3,050 as of May 7, 2001, which the Company believes will result in approximately $10.0 million of annual labor cost savings. There can be no assurances that savings realized will be significant or that other negative factors could arise off setting such improvement.

Other Factors Affecting Earnings

    On January 1, 2001, the Company adopted the SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company recorded a liability of $19.2 million representing the fair market value of its interest rate collars at March 31, 2001. Corresponding to the adoption of SFAS No. 133, the Company recorded a $10.7 million accumulated effect of change in accounting principle and $8.5 million interest rate collar expense on the Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2001.

Liquidity and Capital Resources

    During the quarter ended March 31, 2001, the Company generated net cash of approximately $1.1 million from operating activities and raised $10.8 million from the Sponsor's contributions pursuant to the Keep-Well Agreement requirement related to the quarter ended December 31, 2000. The combined funds were utilized primarily to fund principal payments of $5.6 million. The unrestricted cash balance during the period increased approximately $5.3 million to $25.5 million as of March 31, 2001. On May 3, 2001, the Company made its scheduled interest payment of approximately $11.3 million related to the Bank Credit Facility.

    As of March 31, 2001, the Company estimated that remaining project construction payables were $11.6 million. During May, 2001, the Company utilized restricted funds to pay approximately $8.0 million toward the project construction costs, The Company anticipates utilizing $3.6 million of restricted funds during the second quarter 2001 to satisfy all remaining construction related payables.

    As of May 7, 2001, the Company had unrestricted funds available of approximately $9.0 million. The estimated principal and interest payments pursuant to the Bank Credit Facility for the next twelve months are as follows:

Due Date	Form	Amount
6/29/01	Principal	$4.8 million
6/29/01	Interest	$0.1 million
7/31/01	Interest	$8.8 million
9/28/01	Principal	$5.8 million
9/28/01	Interest	$0.1 million
10/31/01	Interest	$8.8 million
12/31/01	Principal	$5.8 million
12/31/01	Interest	$0.1 million
1/31/02	Interest	$8.5 million
3/31/02	Principal	$5.8 million
3/31/02	Interest	$0.1 million
5/01/02	Interest	$8.3 million

TOTAL		$57.0 million

    The estimated principal and interest payments pursuant to the FF&E Facility for the next twelve months are as follows:

Due Date	Form	Amount
6/1/01	Principal	$.65 million
6/1/01	Lease Payment	$3.35 million
6/1/01	Interest	$.47 million
9/3/01	Principal	$.65 million
9/3/01	Lease Payment	$3.25 million
9/3/01	Interest	$.42 million
12/1/01	Principal	$.70 million
12/1/01	Lease Payment	$3.24 million
12/1/01	Interest	$.40 million
3/1/02	Principal	$.70 million
3/1/02	Lease Payment	$3.23 million
3/1/02	Interest	$.38 million

TOTAL		$17.44 million

    The Company estimates that unrestricted cash on hand and projected internally generated funds will be sufficient to fund the Company's current operations, however, such amounts will not be sufficient to fund all the principal and interest payments on the Company's debt for the next twelve months. The Company and the Sponsors are seeking alternatives to improve the Company's current liquidity, which may include incurring additional indebtedness, to the extent permitted under the Company's various credit facilities, sale of an adjacent 5-acre parcel of undeveloped land, reaching an agreement with the Company's creditors reducing the Company's liquidity needs and/or cash equity infusions. In order for the Company to fund all the principal and interest payments, the Company will continue to rely on payments by the Sponsors pursuant to the Keep-Well Agreement. However, there can be no assurances that the Company or the Sponsors will be able to improve the Company's current liquidity or that the Sponsors will continue to perform pursuant to the Keep-Well Agreement. In the event the Company's liquidity does not improve or that the Sponsors do not perform under the Keep-Well Agreement or that the Company is unable to reach agreements with its creditors reducing the Company's liquidity needs, there would be serious doubt as to whether or not the Company and/or Enterprises will be able to continue as going concerns. The Company's and Enterprises' auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2000, which expresses substantial doubt about the Company's and Enterprises' ability to continue as going concerns.

    On March 30, 2001, Gaming and the various lenders under the Bank Credit Facility amended the Bank Credit Facility. This amendment provided: (a) a waiver of Gaming's compliance with the total debt to EBITDA ratio, the interest coverage ratio and the EBITDA covenants required pursuant to the Bank Credit Facility for the fiscal quarters ending on or prior to March 31, 2001; (b) a waiver until August 18, 2001, of the requirement to fund the FF&E reserve, provided that Gaming cannot make certain restricted payments until the FF&E reserve is funded as otherwise required by the Bank Credit Facility; (c) a waiver of the default that otherwise would have occurred as a result of a "going concern" qualification to the Company's auditor's report in respect of the Company's financial statements for the fiscal year ended December 31, 2000; (d) amendments to certain of Gaming's financial covenants. The foregoing is qualified in its entirety by the "Sixth Amendment to Credit Agreement," dated March 30, 2001. There can be no assurances that Gaming can comply with the revised financial covenant levels. Absent an improvement in Gaming's operating results or cash equity contributions to Gaming pursuant to the Keep-Well Agreement, as defined below, Gaming estimates that, based on its results year-to-

date, it may not be in compliance with the revised financial covenant levels for the quarter ended June 30, 2001. Corresponding amendments and waivers have been made to the FF&E Facility.

    London Clubs International plc ("London Clubs"), the Sommer Trust, Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is indirectly owned 99% by the Sommer Trust, Jack Sommer, the Company's Chairman of the Board, and his spouse Laura Sommer are guarantors under a completion guaranty ("Bank Completion Guaranty") for the benefit of the lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. For payments made pursuant of the Bank Completion Guaranty, Gaming Holdings issues (i) Series A Preferred Shares in exchange for the contribution of such payments and (ii) Series D Preferred Shares representing a profits-only interest in Gaming Holdings. The holders of the Notes are not entitled to the benefit of the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty. There can be no assurance that the parties to either the Bank Completion Guaranty or the Noteholder Completion Guaranty will be able to make such payments to the Company if required pursuant to these agreements.

    AHL, Bazaar Holdings and London Clubs entered into the Keep-Well Agreement ("Keep-Well Agreement") in favor of the lenders under the Bank Credit Facility. The Sommer Trust joined and became a party to the Keep-Well Agreement in July, 2000 (collectively, AHL, Bazaar Holdings, London Clubs and the Sommer Trust, "Sponsors"). The Keep-Well Agreement is the joint and several agreement of the Sponsors to make certain quarterly cash equity contributions to Gaming if Gaming fails to comply with the Minimum Fixed Charge Coverage Ratio set forth in the Bank Credit Facility, but in no event shall the aggregate cash equity contributions required to be made in any fiscal year of Gaming exceed $30.0 million. Based on Gaming's financial results for the quarter ended March 31, 2001, it is estimated that approximately $13.3 million will be due from the Sponsors under the Keep-Well Agreement ("First Quarter 2001 Keep-Well Payment"). During May, 2001, the Sponsors partially funded the First Quarter 2001 Keep-Well Payment as follows: $1.9 million Sommer Trust; and $1.5 million London Clubs and the Sponsors collectively pre-paid $1.2 million on March 30, 2001. The $8.7 million remaining balance of the First Quarter 2001 Keep-Well Payment is due on or before May 29, 2001. There can be no assurances that the Sponsors will, or will be able to, make further cash equity contributions to Gaming if required pursuant to the Keep-Well Agreement.

Market Risk

    Beginning July 20, 2000, Gaming has the following interest rate derivative financial instruments in effect: (i) an interest rate collar with an amortizing notional amount of $245.7 million ($232.8 million at March 31, 2001), a maximum and minimum interest rate of 8.00% and 6.25%, respectively, and a maturity date of June 30, 2005, (ii) an interest rate collar with an amortizing notional amount of $159.2 million ($158.0 million at March 31, 2001), a maximum rate of 8.00%, a minimum rate of 6.25% and a maturity date of June 30, 2005; (iii) an interest rate collar with a notional amount of $50 million, a maximum rate of 8.00%, a minimum rate of 6.25%, and a maturity of June 30, 2005. All rates noted above are the three-months LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The fair market value of Gaming's interest rate derivative financial instruments as provided by the counterparty, is a net payable of approximately $19.2 million at March 31, 2001, which is included in the Company's Condensed Consolidated Financial Statements.

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

Certain Forward Looking Statements

    Certain information included in this Form 10-Q and other materials filed or to be filed by Enterprises with the United States Securities and Exchange Commission (as well as information included in oral statements or other written statements made, or to be made, by Enterprises) contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitation, those relating to the Bank Credit Facility, FF&E Facility, the Keep-Well Agreement and other agreements, plans for future operations, current operations, other business development activities, capital spending, financing sources and the effect of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, Enterprises. These risks and uncertainties include, but are not limited to, those relating to the current development and operations, the Company's liquidity and the extent of the Company's alternatives thereto, the sources and extent of the Sponsors' liquidity and the Sponsors' payments under the Keep-Well Agreement, dependence on existing management, leverage and debt service, domestic or international economic conditions, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and retention of licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There is incorporated by reference the information appearing under the caption "Market Risk" in Item 2 of this Form 10-Q.

PART II          OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.01	Sixth Amendment to Credit Agreement, dated as of March 30, 2001, between Aladdin Gaming, LLC and The Bank of Nova Scotia, as the Administrative Agent for Various Financial Institutions.
10.02	First Amendment to Keep-Well Agreement, dated as of March 30, 2001, between London Clubs International plc, The Trust under Article Sixth under the will of Sigmund Sommer, Aladdin Bazaar Holdings, LLC, and Aladdin Holdings LLC and The Bank of Nova Scotia, as the Administrative Agents for Various Financial Institutions.
10.03	Agreement of Amendment No. 5, dated the 30th day of March, 2001 among General Electric Capital Corporation, for itself and as agent for certain participants, GMAC Commercial Mortgage Corporation and Aladdin Gaming, LLC.
  (b)
  Reports on Form 8-K: None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALADDIN GAMING ENTERPRISES, INC.

May 15, 2001	By:	/s/ THOMAS A. LETTERO Thomas A. Lettero Treasurer

EXHIBIT INDEX

Exhibit No.	Description	Page No.
10.01	Sixth Amendment to Credit Agreement, dated as of March 30, 2001, between Aladdin Gaming, LLC and The Bank of Nova Scotia, as the Administrative Agent for Various Financial Institutions.
10.02	First Amendment to Keep-Well Agreement, dated as of March 30, 2001, between London Clubs International plc, The Trust under Article Sixth under the will of Sigmund Sommer, Aladdin Bazaar Holdings, LLC, and Aladdin Holdings LLC and The Bank of Nova Scotia, as the Administrative Agents for Various Financial Institutions.
10.03	Agreement of Amendment No. 5, dated the 30th day of March, 2001 among General Electric Capital Corporation, for itself and as agent for certain participants, GMAC Commercial Mortgage Corporation and Aladdin Gaming, LLC.

QuickLinks

ALADDIN GAMING ENTERPRISES, INC. INDEX
ALADDIN GAMING ENTERPRISES, INC. BALANCE SHEETS MARCH 31, 2001 AND DECEMBER 31, 2000 (In Thousands)
ALADDIN GAMING ENTERPRISES, INC. STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000 (In Thousands except share data)
ALADDIN GAMING ENTERPRISES, INC. STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000 (In Thousands)
ALADDIN GAMING ENTERPRISES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2001
SIGNATURES
EXHIBIT INDEX