Form 10-Q
period 2001-06-30
ALADDIN GAMING ENTERPRISES INC
filed 2001-08-14
CIK 1059128

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 333-49715

ALADDIN GAMING ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0379695 (I.R.S. Employer Identification No.)
3667 Las Vegas Boulevard South, Las Vegas, Nevada (Address of principal executive offices)	89109 (Zip Code)

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

ALADDIN GAMING ENTERPRISES, INC.

INDEX

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ALADDIN GAMING ENTERPRISES, INC.
BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000
(In Thousands)

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Cash and cash equivalents	$1	$1
Investment in unconsolidated affiliate	—	—

	$1	$1

LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)
Payable to related party	$6	$6
Common Stock:
Class A, no par value, 2,000,000 shares authorized, 1,107,500 shares issued and outstanding as of June 30, 2001 and December 31, 2000
Class B, no par value and non-voting 8,000,000 shares authorized, 2,215,000 shares issued and outstanding, and 2,215,000 shares reserved pursuant to the warrant agreement as of June 30, 2001 and December 31, 2000	13,247	13,247
Additional paid-in capital	14,420	14,420
Accumulated deficit	(27,672)	(27,672)

	$1	$1

The accompanying notes are an integral part of these financial statements.

ALADDIN GAMING ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
(In Thousands except share data and per share data)

	For the three months ended June 30, 2001	For the three months ended June 30, 2000
	(unaudited)	(unaudited)
Other expense	$—	$—
Equity in loss of unconsolidated	—	3,687
Income tax expense (benefit)	—	—

Net loss	$—	$3,687

Basic and diluted loss per share	$—	$(1.11)
Shares used in per share calculation	3,322,500	3,322,500

The accompanying notes are an integral part of these financial statements.

ALADDIN GAMING ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
(In Thousands except share data and per share data)

	For the six months ended June 30, 2001	For the six months ended June 30, 2000
	(unaudited)	(unaudited)
Other expense	$—	$1
Equity in loss of unconsolidated	—	6,069
Income tax expense (benefit)	—	—

Net loss	$—	$6,070

Basic and diluted loss per share	$—	$(1.83)
Shares used in per share calculation	3,322,500	3,322,500

The accompanying notes are an integral part of these financial statements.

ALADDIN GAMING ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
(In Thousands)

	For the Six months ended June 30, 2001	For the Six months ended June 30, 2000
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$—	$—
Loss of unconsolidated affiliate	—	—
Increase in related party payable	—	—

Net cash used in operating activities	—	—
Cash flows used for investing activities:	—	—
Investment in unconsolidated affiliate	—	—
Cash flows from financing activities:	—	—
Proceeds from the issuance of stock	—	—
Proceeds from the issuance of warrants	—	—

Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	1	1

Cash and cash equivalents at end of period	$1	$1

The accompanying notes are an integral part of these financial statements.

ALADDIN GAMING ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

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

    As of June 30, 2001, Holdings Common Membership Interests were held 39.953125% by London Clubs Nevada Inc ("LCNI"), a subsidiary of London Clubs International plc ("London Clubs"); 31.859375% by Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises"), which is a subsidiary of AHL; 25.0% by Gaming Enterprises, which is a subsidiary of Sommer Enterprises; 3.0% by GAI, LLC, a Nevada limited liability company, which is owned by Richard J. Goeglein, the President and Chief Executive Officer of Gaming Holdings; and 0.1875% by Jose Rueda, a former executive of Gaming Holdings.

    Except where the context otherwise requires, Gaming Holdings and its subsidiaries are collectively referred to herein as the "Company."

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

    There was no income tax expense or benefit recorded for the period from January 1, 2001, through June 30, 2001, as the realization of any deferred tax asset is uncertain.

3.  Impact of Recently Issued Accounting Standards

    Enterprises does not hold any derivative instruments as of June 30, 2001. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities record all derivatives as assets or liabilities measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 amends or supercedes several current accounting statements. In July, 1999, the FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133 from fiscal year 2000 to fiscal year 2001. In June 2000, the FASB issued SFAS 138 which amended certain sections of SFAS 133. During the quarter ended June 30, 2001, Gaming changed its method of accounting for interest rate collars to comply with SFAS 133. Gaming's interest rate collars do not qualify for accounting hedges according to SFAS 133, and accordingly, changes to the fair market value of the interest rate collars are recognized in earnings. On January 1, 2001, Gaming recorded a liability of $10.7 million for the fair market value of its interest rate collars at that date with a corresponding cumulative effect adjustment in the condensed consolidated statements of operations. As of June 30, 2001, the fair value of Gaming's interest rate collars was a liability of $16.0 million, and Gaming recorded the net change in fair market to net interest rate collars income (expense) and corresponding liability in the condensed consolidated financial statements.

4.  Liquidity

    The following tables show estimated principal and interest payments on a cash basis for the next twelve months pursuant to the existing Bank Credit Facility and assuming execution of the Eighth Amendment to the Bank Credit Facility (the "Eighth Amendment"):

Existing Credit Facility

Due Date	Form	Amount
7/31/01	Interest	$8.8 million
9/28/01	Principal	$5.8 million
9/28/01	Interest	$0.1 million
10/31/01	Interest	$8.8 million
12/31/01	Principal	$5.8 million
12/31/01	Interest	$0.1 million
1/31/02	Interest	$8.5 million
3/29/02	Principal	$5.8 million
3/29/02	Interest	$0.1 million
5/1/02	Interest	$8.3 million
6/28/02	Principal	$5.8 million
6/28/02	Interest	$0.1 million
TOTAL		$58.0 million

Eighth Amendment

Due Date	Form	Amount
7/31/01	Cash Interest	$8.8 million
9/3/01	Cash Interest	$3.1 million
10/1/01	Cash Interest	$3.0 million
11/1/01	Cash Interest	$3.1 million
12/3/01	Cash Interest	$3.0 million
1/1/02	Cash Interest	$3.2 million
2/1/02	Cash Interest	$3.2 million
3/1/02	Cash Interest	$3.2 million
4/1/02	Cash Interest	$3.2 million
5/1/02	Cash Interest	$3.1 million
6/3/02	Cash Interest	$3.2 million
Total Cash Interest		$40.1 million

    Under the Eighth Amendment, a deferred principal payment (approximately $24.1 million) and the normal principal payment of approximately $7.0 million totaling approximately $31.1 million less any excess cash payments applied to principal pursuant to the Eighth Amendment will be due and payable September 30, 2002. There can be no assurances that excess cash flow will be generated for payment of the deferred principal.

    The payout schedule does not include estimated payments under the Company's interest rate collars (see Note 7). Payments on the interest rate collars, using the current three-month LIBOR equivalents, are estimated at $2.8 million per quarter and will become due and payable to the Bank of Nova Scotia at the end of each quarter.

    The estimated principal and interest payments pursuant to the FF&E Facility for the next twelve months are as follows:

Due Date	Form	Amount
9/3/01	Principal	$.65 million
9/3/01	Lease Payment	$3.19 million
9/3/01	Interest	$.41 million
12/3/01	Principal	$.70 million
12/3/01	Lease Payment	$3.19 million
12/3/01	Interest	$.39 million
3/1/02	Principal	$.70 million
3/1/02	Lease Payment	$3.18 million
3/1/02	Interest	$.37 million
6/3/02	Principal	$.70 million
6/3/02	Lease Payment	$3.22 million
6/3/02	Interest	$.35 million

TOTAL		$17.05 million

    As of August 7, 2001, the Company had unrestricted funds available of approximately $9.0 million. The Company anticipates that it will need additional cash equity contributions from the Sponsors to fund its liquidity needs through September 15, 2001. If the Eighth Amendment (as defined below) does not become effective, the Company estimates that cash on hand and projected internally generated funds will not be sufficient to fund the Company's working capital requirements including the principal and interest payments on the Company's debt for the next twelve months. The Company and the Sponsors are seeking alternatives to improve the Company's current liquidity, which may include the sale of an adjacent 5-acre parcel of undeveloped land, reaching an agreement with the Company's creditors reducing the Company's liquidity needs and/or cash equity infusions. In the event the Company's liquidity does not improve or that the Sponsors do not perform under the Keep-Well Agreement or that the Company is unable to reach agreements with its creditors reducing the Company's liquidity needs, there would be serious doubt as to whether or not the Company will be able to continue as a going concern. The Company's auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2000, which expresses substantial doubt about the Company's ability to continue as a going concern.

    On June 15, 2001 (effective as of May 29, 2001), Gaming and the lenders under the Bank Credit Facility amended the Bank Credit Facility to provide that, for the purpose of computing EBITDA to determine compliance with the fixed charge coverage ratio in the Bank Credit Facility for the fiscal quarter ending on March 31, 2001 (compliance with the leverage ratio (total debt to EBITDA), interest coverage ratio and minimum EBITDA covenants for that quarter previously having been waived by the lenders), Gaming would be deemed to have received cash contributions to capital in the amount of the entire First Quarter 2001 Keep-Well Payment (as defined below) if Gaming actually receives cash contributions to capital under the Keep-Well Agreement (as defined below) in an amount sufficient to permit it to make interest payments and principal repayments under the Bank Credit Agreement and the FF&E Financing required to be made on or before August 1, 2001, when due, and to pay certain other operating expenses of Gaming required to be paid on or before that date, to the extent that cash generated from operations of Gaming or otherwise available to it is not sufficient to make such payments.

    On August 2, 2001, Gaming received from London Clubs, cash in the amount of approximately $7.1 million. That amount was utilized to make the interest payment under the Bank Credit Facility that was due on July 31, 2001.

    On July 30, 2001 (effective as of June 30, 2001), Gaming and certain lenders under the Bank Credit Facility executed the Eighth Amendment, which provides that (a) Gaming's compliance with the leverage ratio, interest coverage ratio and minimum EBITDA covenants in the Bank Credit Facility are waived for all fiscal quarters ending on or prior June 30, 2002, (b) for the purpose of computing EBITDA to determine compliance with the fixed charge coverage ratio for each such quarter, Gaming will be deemed to have received cash contributions to capital in an amount sufficient to permit it to comply with such ratio if Gaming actually receives cash contributions to capital under the Keep-Well Agreement in amounts, and at times, sufficient to make interest payments and principal repayments under the Bank Credit Agreement and the FF&E Financing required to be made, when due, and to pay certain other operating expenses of Gaming, to the extent that cash generated from operations of Gaming or otherwise available to it is not sufficient to make such payments, (c) all required principal amortization payments under the Bank Credit Facility otherwise due on September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002, are deferred until September 30, 2002 (all of such deferred principal amortization payments becoming due and payable on September 30, 2002), and (d) the interest rate applicable to loans outstanding under the Bank Credit Facility is increased to LIBOR plus 11.00% per annum (LIBOR plus 11.50% per annum, in the case of the Term D Loans) for the period from the effective date of the amendment to June 30, 2002. On August 8, 2001, one-month LIBOR was approximately 3.79% per annum, resulting in an interest rate of 14.79% per annum with respect to loans under the Bank Credit Facility (or 15.29% per annum with respect to the Term D Loans). The amendment provides that the increased interest rates may be reduced by a maximum of 3.50% (350 basis points) per annum upon the occurrence of certain events, so that, if all of such events occur, the interest rate applicable to the loans for the period from the effective date to June 30, 2002 would be LIBOR plus 7.50% per annum (or LIBOR plus 8.00% per annum, in the case of the Term D Loans). There is no assurance that any or all of the events that would result in such a reduction in interest rates will occur. The amendment further provides that accrued interest in excess of the amount that would accrue at a rate equal to LIBOR plus 4.00% per annum (or LIBOR plus 4.50% per annum, in the case of Term D Loans) is not required to be paid currently in cash, and, to the extent that it is not so paid in cash, such accrued interest will be added to the principal amount of the loans. The Company estimates that accrued interest will total approximately $26.3 million during the next twelve months.

    An important condition precedent to the effectiveness of the Eighth Amendment has not been satisfied as of August 14, 2001; the consent of the lessors under the FF&E Financing has not been obtained. Gaming would be in default under the fixed charge coverage ratio, leverage ratio, interest coverage ratio and minimum EBITDA covenants in the Bank Credit Facility for the quarter ended June 30, 2001 if the Sponsors do not make the Second Quarter Keep-Well Payment on or prior to August 28, 2001, unless the Eighth Amendment becomes effective on or prior to that date. The Bank Credit Facility provides that, while a default under the Bank Credit Facility exists, the lenders thereunder can accelerate the maturity of all of the loans and otherwise exercise default remedies. If the lenders accelerate the maturity of the loans or commence the exercise of default remedies (which may include initiation of foreclosure of a mortgage lien encumbering the Aladdin), Gaming likely would seek protection from its creditors under Chapter 11 of the United States Bankruptcy Code. There can be no assurance that the conditions precedent to the effectiveness of the Eighth Amendment will be satisfied or that the Sponsors will make the Second Quarter Keep-Well Payment. The Company intends to file a current report on Form 8-K when the conditions precedent to the effectiveness of the Eighth Amendment are satisfied.

    Gaming has received notice from a holder of Term A Loans outstanding under the Bank Credit Facility, that the lender believes that the holders of such loans are entitled to a class vote under the Bank Credit Facility with respect to deferral of principal amortization otherwise due with respect to such loans. Lenders holding a portion of the loans outstanding under the Bank Credit Facility sufficient to make the Eighth Amendment effective if no such class vote is required, have executed the Eighth Amendment. Those lenders, however, did not include lenders holding the requisite portion of the Term A Loans necessary to approve deferral of principal amortization payments otherwise due with respect to the Term A Loans, if a class vote is required under the Bank Credit Facility. The Bank of Nova Scotia, as administrative agent under the Bank Credit Facility, has advised the lender that gave such notice to the Company, that no class vote of the holders of the Term A Loans is required to make effective the deferral of the principal amortization payment requirements set forth in the Eighth Amendment to Credit Agreement. There can be no assurance, however, that, if one or more holders of Term A Loans initiates legal action on the basis of an alleged principal amortization payment default, that a court will determine that the deferral in the Eighth Amendment of Credit Agreement of principal amortization payments otherwise due, is effective without a class vote of the holders of Term A Loans.

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

    AHL, Bazaar Holdings and London Clubs entered into the Keep-Well Agreement ("Keep-Well Agreement") in favor of the lenders under the Bank Credit Facility. The Sommer Trust joined and became a party to the Keep-Well Agreement in July, 2000 (collectively, AHL, Bazaar Holdings, London Clubs and the Sommer Trust, "Sponsors"). The Keep-Well Agreement is the joint and several agreement of the Sponsors to make certain quarterly cash equity contributions to Gaming if Gaming fails to comply with the minimum fixed charge coverage ratio set forth in the Bank Credit Facility, but in no event shall the aggregate cash equity contributions required to be made in any fiscal year of Gaming exceed $30.0 million. Based on Gaming's financial results for the quarter ended March 31, 2001, approximately $13.3 million was due from the Sponsors under the Keep-Well Agreement ("First Quarter 2001 Keep-Well Payment"). During May, 2001, the Sponsors partially funded the First Quarter 2001 Keep-Well Payment as follows: $1.9 million from the Sommer Trust; and $1.5 million from London Clubs and the Sponsors collectively had previously pre-funded $1.2 million on March 30, 2001. The $8.7 million remaining balance of the First Quarter 2001 Keep-Well Payment was due on or before May 29, 2001. On June 15, 2001 (effective as of May 29, 2001), the Keep-Well Agreement was amended (the "Second Amendment to Keep-Well Agreement") to reduce the remaining amount of the First Quarter 2001 Keep-Well Payment to that amount which is necessary to permit Gaming to make interest and principal payments under the Bank Credit Facility and the FF&E Financing required to be made on or before August 1, 2001, when due, and to pay certain other operating expenses of Gaming required to be paid on or before that date, to the extent that cash generated from operations of Gaming or otherwise available to it is not sufficient to make such payments. On August 2, London Clubs made a payment in the amount of approximately $7.1 million, which was utilized to make payment of interest that was due on July 31, 2001 under the Bank Credit Facility. Gaming is treating the $7.1 million received from London Clubs as a payment under the Keep-Well Agreement in satisfaction of the Sponsors' obligations thereunder for the fiscal quarter ended March 31, 2001.

    An amendment to the Keep-Well Agreement (the "Third Amendment to Keep-Well Agreement") was executed by the Sponsors and requisite lenders under the Bank Credit Facility, which is to be effective as of June 30, 2001, which would reduce the Sponsors' payment obligations under the Keep-Well Agreement in respect of the fiscal quarters ending June 30, 2001, September 30, 2001, December 31, 2001 and March 31, 2002, to the amount necessary to permit Gaming to make interest and principal payments under the Bank Credit Agreement and the FF&E Financing required to be made, when due, and to pay certain other operating expenses of Gaming, to the extent that cash generated from operations of Gaming or otherwise available to it is not sufficient to make such payments. It is a condition precedent to the effectiveness of the Third Amendment to Keep-Well Agreement that the Eighth Amendment to Credit Agreement also becomes effective.

    Based on Gaming's financial results for the quarter ended June 30, 2001, if the Third Amendment to Keep-Well Agreement does not become effective, it is estimated that approximately $8.0 million will be due from the Sponsors under the Keep-Well Agreement ("Second Quarter 2001 Keep-Well Payment"). If the Third Amendment to Keep-Well Agreement does not become effective, the Second Quarter 2001 Keep-Well Payment will be due and payable on August 28, 2001.

    There can be no assurances that the Sponsors will, or will be able to, make further cash equity contributions to Gaming if required pursuant to the Keep-Well Agreement. The Sommer Trust has advised Gaming that it does not now have sufficient liquidity to permit it to satisfy any material portion of the obligations of the Sponsors under the Keep-Well Agreement. Further, London Clubs has advised Gaming that its ability to satisfy the obligations of the Sponsors anticipated to become due under the Keep-Well Agreement is dependent upon continued financing of its capital contributions to Gaming by its own banks. London Clubs has further advised Gaming that the willingness of its banks to finance additional capital contributions to Gaming is conditioned upon the effectiveness of the Eighth Amendment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                of Operations

    The following discussion should be read in conjunction with, and is qualified in its entirety by, the various other reports which have been by Aladdin Gaming Enterprises, Inc. and Aladdin Gaming Holdings, LLC filed with the United States Securities and Exchange Commission ("SEC"), which may be inspected, without charge, at the Public Reference Section of the SEC located at 450 Fifth Street, N.W., Washington, D.C. 20549 or the SEC internet site address: http://www.sec.gov.

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

    The operations of the Company have been primarily limited to the design, development, construction and, as of August 18, 2000, the operation of a new Aladdin Resort & Casino ("Aladdin"). The Aladdin is the centerpiece of an approximately 35-acre world-class resort, casino and entertainment complex ("Complex"). The Aladdin includes a hotel which has 2,567 rooms ("Hotel"), an approximately 116,000 square foot Casino ("Casino"), five restaurants and one leased restaurant. The Casino's main gaming area contains approximately 2,110 slot machines, 66 table games, and a race and sports book facility. Included on a separate level of the Casino is an approximately 15,000 square foot luxurious gaming section ("The London Club at Aladdin") that contains approximately 30 high denomination table games and approximately 85 high denomination slot machines. The Hotel will contain an approximately 32,000 square foot spa, which is currently being constructed, and will be operated, by a subsidiary of Steiner Leisure Limited, and is expected to be completed on or about December 1, 2001. The Complex is comprised of: (i) the Aladdin; (ii) a themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) the renovated 7,000 seat Theater for the Performing Arts; and (iv) an approximately 4,800 space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of the Sommer Trust.

Results of Operations

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

    For the quarter ended June 30, 2001, the Aladdin produced gross revenues of $84.4 million. Casino revenue (which includes both the main Casino and The London Club at Aladdin) represented 47% of gross revenue, hotel 30% of gross revenue, food and beverage 21% of gross revenue, and entertainment and other revenue 2% of gross revenue. The net loss for the quarter was $20.4 million including the recording of net income of $1.7 million for the interest rate collar related to the adoption of SFAS No. 133.

    For the six months ended June 30, 2001, the Aladdin produced gross revenues of $166.9 million. Casino revenue (which includes both the main Casino and The London Club at Aladdin) represented 43% of gross revenue, hotel 32% of gross revenue, food and beverage 22% of gross revenue, and entertainment and other revenue 3% of gross revenue. The net loss for the six months ended June 30, 2001 was $67.5 million including the recording of an accumulated effect of change in accounting principle expense of $10.7 million and a net interest rate collar expense of $6.8 million related to the adoption of SFAS No. 133.

Revenues

    Casino revenues for the quarter (inclusive of The London Club at Aladdin) of $39.3 million were derived $16.6 million from slot operations, $22.5 million from table games and $.2 million from other sources of gaming revenue.

    For the six months ended June 30, 2001, casino revenues (inclusive of The London Club at Aladdin) were $72.5 million; $32.4 million from slot operations, $39.4 million from table games and $.7 million from other gaming.

    The overall table games gross win percentage was 20.9% and 17.6% for the quarter and six months ended June 30, 2001, respectively, while the average daily win per table game was $2,964 and $2,547. The Company expects the normal gross win percentage to be approximately 17.5% for table games. For the three and six months ended June 30, 2001, the overall average slot gross daily win per unit was $93 and $90 respectively.

    Casino marketing efforts have been focused on enhancing the customer database, implementing an aggressive direct mail program, increasing the number of special entertainment events in the Theater for Performing Arts and expanding the number of Casino events and promotions. Currently, the company operates approximately 2,195 slot machines and 96 table games. Slot gross daily win per unit improved during the quarter from $87 for the quarter ended March 31, 2001 to $93 for the quarter ended June 30, 2001.  Table Games gross win per unit per day increased to $2,964 for the quarter ended June 30, 2001 compared to $2,130 for the quarter ended March 31, 2001. The Company estimates the new promotional programs and expanded database will improve Casino revenues during the next several quarters. There can be no assurances that such improvement will be significant or that other negative factors offsetting such improvement will not arise.

    For the quarter ended June 30, 2001, hotel occupancy was at 96% with an average daily rate of $120. Hotel occupancy for the six months ended June 30, 2001 was 93% with an average daily rate of $126. Although the Company anticipates hotel occupancy to be approximately 96% during July and August 2001 the average daily rate is expected to decline to approximately $93. The decline in average daily rate is attributed to seasonal fluctuations in the market place and an increase in consumer sensitivity regarding room rates.

    The Company's new media and advertising programs are being re-evaluated to target the ideal customer mix. On an annual basis, the Company targets the Hotel's occupancy with 25% casino customers, 25% convention groups, 25% leisure travelers and 25% "free and independent" travelers.

The company believes that this customer mix should maximize utilization of the Hotel consistent with the goal of maximization of profitability.

    Management believes that Casino and restaurant revenues have been negatively impacted since opening due to the lack of nightly showroom entertainment in the facility. On July 2, 2001 the Company signed a lease agreement ("Showroom Lease") with Show Clubs of America, LLC ("SCA"). The Showroom Lease was deposited into escrow and will not become effective until certain conditions are met. SCA intends to design and build a 1,200 seat showroom that will facilitate two production shows nightly and an after hours nightclub. The Showroom Agreement provides a deadline for meeting the conditions by August 31, 2001. The Company has agreed to extend this date to September 30, 2001. There can be no assurance that the conditions required in order for the Showroom Lease to become effective will be met.

Costs and Expenses

    The Company continued its cost containment and profit enhancement programs during the quarter ended June 30, 2001. The programs primarily focused on labor efficiency and procurement activities. The Company reduced its full time equivalent number of employees from approximately 4,500 upon opening of the Aladdin to approximately 3,000 as of August 6, 2001. There can be no assurances that savings realized will be significant or that other negative factors will not arise off setting such improvement.

Other Factors Affecting Earnings

    On January 1, 2001, the Company adopted the SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company recorded a liability of $16.0 million representing the fair market value of its interest rate collars at June 30, 2001. Corresponding to the adoption of SFAS No. 133, the Company recorded the $10.7 million accumulated effect of change in accounting principle and $6.8 million in net interest rate collar expense on the condensed consolidated statement of operations for the six months ended June 30, 2001.

Liquidity and Capital Resources

    During the six months ended June 30, 2001, the Company used net cash of approximately $8.6 million for operating activities and raised $15.4 million from the Sponsors' contributions pursuant to the Keep-Well Agreement requirement related to the quarter ended December 31, 2000. The combined funds were utilized primarily to fund principal payments of $11.2 million. The unrestricted cash balance during the period decreased approximately $6.3 million to $13.9 million as of June 30, 2001 (see the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2001, contained in this Form 10-Q).

    As of June 30, 2001, the Company estimated that remaining project construction payables were $2.4 million. The Company anticipates final payments on construction payables to occur prior to 2001 year end.

    The following tables show estimated principal and interest payments on a cash basis for the next twelve months pursuant to the existing Bank Credit Facility and assuming execution of the Eighth Amendment to the Bank Credit Facility:

Existing Credit Facility

Due Date	Form	Amount
7/31/01	Interest	$8.8 million
9/28/01	Principal	$5.8 million
9/28/01	Interest	$0.1 million
0/31/01	Interest	$8.8 million
2/31/01	Principal	$5.8 million
2/31/01	Interest	$0.1 million
1/31/02	Interest	$8.5 million
3/29/02	Principal	$5.8 million
3/29/02	Interest	$0.1 million
5/1/02	Interest	$8.3 million
6/28/02	Principal	$5.8 million
6/28/02	Interest	$0.1 million
TOTAL		$58.0 million

Eighth Amendment

Due Date	Form	Amount
7/31/01	Cash Interest	$8.8 million
9/3/01	Cash Interest	$3.1 million
10/1/01	Cash Interest	$3.0 million
11/1/01	Cash Interest	$3.1 million
12/3/01	Cash Interest	$3.0 million
1/1/02	Cash Interest	$3.2 million
2/1/02	Cash Interest	$3.2 million
3/1/02	Cash Interest	$3.2 million
4/1/02	Cash Interest	$3.2 million
5/1/02	Cash Interest	$3.1 million
6/3/02	Cash Interest	$3.2 million
Total Cash Interest		$40.1 million

    Under the Eighth Amendment, a deferred principal payment of (approximately $24.1 million) and the normal principal payment of approximately $7.0 million totaling approximately $31.1 less any excess cash payments applied to principal pursuant to the Eighth Amendment will be due and payable September 30, 2002. There can be no assurances that excess cash flow will be generated for payment of the deferred principal.

    The payout schedule does not include estimated payments under the Company's interest rate collars (see Note 7). Payments on the interest rate collars, using the current three-month LIBOR equivalents, are estimated at $2.8 million per quarter and will become due and payable to the Bank of Nova Scotia at the end of each quarter.

    The estimated principal and interest payments pursuant to the FF&E Facility for the next twelve months are as follows:

Due Date	Form	Amount
9/3/01	Principal	$.65 million
9/3/01	Lease Payment	$3.19 million
9/3/01	Interest	$.41 million
12/3/01	Principal	$.70 million
12/3/01	Lease Payment	$3.19 million
12/3/01	Interest	$.39 million
3/1/02	Principal	$.70 million
3/1/02	Lease Payment	$3.18 million
3/1/02	Interest	$.37 million
6/3/02	Principal	$.70 million
6/3/02	Lease Payment	$3.22 million
6/3/02	Interest	$.35 million

TOTAL		$17.05 million

    As of August 7, 2001, the Company had unrestricted funds available of approximately $9.0 million. The Company anticipates that it will need additional cash equity contributions from the Sponsors to fund its liquidity needs through September 15, 2001. If the Eighth Amendment (as defined below) does not become effective, the Company estimates that cash on hand and projected internally generated funds will not be sufficient to fund the Company's working capital requirements including the principal and interest payments on the Company's debt for the next twelve months. The Company and the Sponsors are seeking alternatives to improve the Company's current liquidity, which may include the sale of an adjacent 5-acre parcel of undeveloped land, reaching an agreement with the Company's creditors reducing the Company's liquidity needs and/or cash equity infusions.  In the event the Company's liquidity does not improve or that the Sponsors do not perform under the Keep-Well Agreement or that the Company is unable to reach agreements with its creditors reducing the Company's liquidity needs, there would be serious doubt as to whether or not the Company will be able to continue as a going concern. The Company's auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2000, which expresses substantial doubt about the Company's ability to continue as a going concern.

    On June 15, 2001 (effective as of May 29, 2001), Gaming and the lenders under the Bank Credit Facility amended the Bank Credit Facility to provide that, for the purpose of computing EBITDA to determine compliance with the fixed charge coverage ratio in the Bank Credit Facility for the fiscal quarter ending on March 31, 2001 (compliance with the leverage ratio (total debt to EBITDA), interest coverage ratio and minimum EBITDA covenants for that quarter previously having been waived by the lenders), Gaming would be deemed to have received cash contributions to capital in the amount of the entire First Quarter 2001 Keep-Well Payment (as defined below) if Gaming actually receives cash contributions to capital under the Keep-Well Agreement (as defined below) in an amount sufficient to permit it to make interest payments and principal repayments under the Bank Credit Agreement and the FF&E Financing required to be made on or before August 1, 2001, when due, and to pay certain other operating expenses of Gaming required to be paid on or before that date, to the extent that cash generated from operations of Gaming or otherwise available to it is not sufficient to make such payments.

    On August 2, Gaming received from London Clubs cash in the amount of approximately $7.1 million. That amount was utilized by Gaming to make the interest payment under the Bank Credit Facility that was due on July 31, 2001.

    On July 30, 2001 (effective as of June 30, 2001), Gaming and certain lenders under the Bank Credit Facility executed the Eighth Amendment, which provides that (a) Gaming's compliance with the leverage ratio, interest coverage ratio and minimum EBITDA covenants in the Bank Credit Facility are waived for all fiscal quarters ending on or prior June 30, 2002, (b) for the purpose of computing EBITDA to determine compliance with the fixed charge coverage ratio for each such quarter, Gaming will be deemed to have received cash contributions to capital in an amount sufficient to permit it to comply with such ratio if Gaming actually receives cash contributions to capital under the Keep-Well Agreement in amounts, and at times, sufficient to make interest payments and principal repayments under the Bank Credit Agreement and the FF&E Financing required to be made, when due, and to pay certain other operating expenses of Gaming, to the extent that cash generated from operations of Gaming or otherwise available to it is not sufficient to make such payments, (c) all required principal amortization payments under the Bank Credit Facility otherwise due on September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002, are deferred until September 30, 2002 (all of such deferred principal amortization payments becoming due and payable on September 30, 2002), and (d) the interest rate applicable to loans outstanding under the Bank Credit Facility is increased to LIBOR plus 11.00% per annum (LIBOR plus 11.50% per annum, in the case of the Term D Loans) for the period from the effective date of the amendment to June 30, 2002. On August 8, 2001, one-month LIBOR was approximately 3.79% per annum, resulting in an interest rate of 14.79% per annum with respect to loans under the Bank Credit Facility (or 15.29% per annum with respect to the Term D Loans). The amendment provides that the increased interest rates may be reduced by a maximum of 3.50% (350 basis points) per annum upon the occurrence of certain events, so that, if all of such events occur, the interest rate applicable to the loans for the period from the effective date to June 30, 2002 would be LIBOR plus 7.50% per annum (or LIBOR plus 8.00% per annum, in the case of the Term D Loans). There is no assurance that any or all of the events that would result in such a reduction in interest rates will occur. The amendment further provides that accrued interest in excess of the amount that would accrue at a rate equal to LIBOR plus 4.00% per annum (or LIBOR plus 4.50% per annum, in the case of Term D Loans) is not required to be paid currently in cash, and, to the extent that it is not so paid in cash, such accrued interest will be added to the principal amount of the loans.

    An important condition precedent to the effectiveness of the Eighth Amendment has not been satisfied as of August 14, 2001; the consent of the lessors under the FF&E Financing has not been obtained. Gaming would be in default under the fixed charge coverage ratio, leverage ratio, interest coverage ratio and minimum EBITDA covenants in the Bank Credit Facility for the quarter ended June 30, 2001 if the Sponsors do not make the Second quarter Keep-Well Payment on or prior to August 28, 2001, unless the Eighth Amendment becomes effective on or prior to that date. The Bank Credit Facility provides that while a default under the Bank Credit Facility exists the lenders thereunder can accelerate the maturity of all of the loans and otherwise exercise default remedies. If the lenders accelerate the maturity of the loans or commence the exercise of default remedies (which may include initiation of foreclosure of a mortgage lien encumbering the Aladdin), Gaming likely would seek protection from its creditors under Chapter 11 of the United States Bankruptcy Code. There can be no assurance that the conditions precedent to the effectiveness of the Eighth Amendment will be satisfied or that the Sponsors will make the Second Quarter Keep-Well Payment. The Company intends to file a current report on Form 8-K when the conditions precedent to the effectiveness of the Eighth Amendment are satisfied.

    Gaming has received notice from a holder of Term A Loans outstanding under the Bank Credit Facility, that the lender believes that the holders of such loans are entitled to a class vote under the Bank Credit Facility with respect to deferral of principal amortization otherwise due with respect to such loans. Lenders holding a portion of the loans outstanding under the Bank Credit Facility sufficient to make the Eighth Amendment effective if no such class vote is required, have executed the Eighth Amendment. Those lenders, however, did not include lenders holding the requisite portion of the Term A Loans necessary to approve deferral of principal amortization payments otherwise due with respect to the Term A Loans, if a class vote is required under the Bank Credit Facility. The Bank of Nova Scotia, as administrative agent under the Bank Credit Facility, has advised the lender that gave such notice to the Company, that no class vote of the holders of the Term A Loans is required to make effective the deferral of the principal amortization payment requirements set forth in the Eighth Amendment to Credit Agreement. There can be no assurance, however, that, if one or more holders of Term A Loans initiates legal action on the basis of an alleged principal amortization payment default, that a court will determine that the deferral in the Eighth Amendment of Credit Agreement of principal amortization payments otherwise due, is effective without a class vote of the holders of Term A Loans.

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

    AHL, Bazaar Holdings and London Clubs entered into the Keep-Well Agreement ("Keep-Well Agreement") in favor of the lenders under the Bank Credit Facility. The Sommer Trust joined and became a party to the Keep-Well Agreement in July, 2000 (collectively, AHL, Bazaar Holdings, London Clubs and the Sommer Trust, "Sponsors"). The Keep-Well Agreement is the joint and several agreement of the Sponsors to make certain quarterly cash equity contributions to Gaming if Gaming fails to comply with the minimum fixed charge coverage ratio set forth in the Bank Credit Facility, but in no event shall the aggregate cash equity contributions required to be made in any fiscal year of Gaming exceed $30.0 million. Based on Gaming's financial results for the quarter ended March 31, 2001, it was estimated that approximately $13.3 million was due from the Sponsors under the Keep-Well Agreement ("First Quarter 2001 Keep-Well Payment"). During May, 2001, the Sponsors partially funded the First Quarter 2001 Keep-Well Payment as follows: $1.9 million from the Sommer

Trust; and $1.5 million from London Clubs and the Sponsors collectively had previously pre-funded $1.2 million on March 30, 2001. The $8.7 million remaining balance of the First Quarter 2001 Keep-Well Payment was due on or before May 29, 2001. On June 15, 2001 (effective as of May 29, 2001), the Keep-Well Agreement was amended (the "Second Amendment to Keep-Well Agreement") to reduce the remaining amount of the First Quarter 2001 Keep-Well Payment to that amount which is necessary to permit Gaming to make interest and principal payments under the Bank Credit Facility and the FF&E Financing required to be made on or before August 1, 2001, when due, and to pay certain other operating expenses of Gaming required to be paid on or before that date, to the extent that cash generated from operations of Gaming or otherwise available to it is not sufficient to make such payments. On August 2, 2001, London Clubs made a payment in the amount of approximately $7.1 million, which was utilized to make payment of interest that was due on July 31, 2001 under the Bank Credit Facility. Gaming is treating the $7.1 million received from London Clubs as a payment under the Keep-Well Agreement in satisfaction of the Sponsors' obligations thereunder for the fiscal quarter ended March 31, 2001.

    An amendment to the Keep-Well Agreement (the "Third Amendment to Keep-Well Agreement") was executed by the Sponsors and requisite lenders under the Bank Credit Facility, which is to be effective as of June 30, 2001, which would reduce the Sponsors' payment obligations under the Keep-Well Agreement in respect of the fiscal quarters ending June 30, 2001, September 30, 2001, December 31, 2001 and March 31, 2002, to the amount necessary to permit Gaming to make interest and principal payments under the Bank Credit Agreement and the FF&E Financing required to be made, when due, and to pay certain other operating expenses of Gaming, to the extent that cash generated from operations of Gaming or otherwise available to it is not sufficient to make such payments. It is a condition precedent to the effectiveness of the Third Amendment to Keep-Well Agreement that the Eighth Amendment to Credit Agreement also becomes effective.

    Based on Gaming's financial results for the quarter ended June 30, 2001, if the Third Amendment to Keep-Well Agreement does not become effective, it is estimated that approximately $8.0 million will be due from the Sponsors under the Keep-Well Agreement ("Second Quarter 2001 Keep-Well Payment"). If the Third Amendment to Keep-Well Agreement does not become effective, the Second Quarter 2001 Keep-Well Payment will be due and payable on August 28, 2001.

    There can be no assurances that the Sponsors will, or will be able to, make further cash equity contributions to Gaming if required pursuant to the Keep-Well Agreement. The Sommer Trust has advised Gaming that it does not now have sufficient liquidity to permit it to satisfy any material portion of the obligations of the Sponsors under the Keep-Well Agreement. Further, London Clubs has advised Gaming that its ability to satisfy the obligations of the Sponsors anticipated to become due under the Keep-Well Agreement is dependent upon continued financing of its capital contributions to Gaming by its own banks. London Clubs has further advised Gaming that the willingness of its banks to finance additional capital contributions to Gaming is conditioned upon the effectiveness of the Eighth Amendment.

Market Risk

    Beginning July 20, 2000, Gaming has the following interest rate derivative financial instruments in effect: (i) an interest rate collar with an amortizing notional amount of $245.7 million ($227.5 million at June 30, 2001), a maximum and minimum interest rate of 8.00% and 6.25%, respectively, and a maturity date of June 30, 2005, (ii) an interest rate collar with an amortizing notional amount of $159.2 million ($157.6 million at June 30, 2001), a maximum rate of 8.00%, a minimum rate of 6.25% and a maturity date of June 30, 2005; (iii) an interest rate collar with a notional amount of $50 million, a maximum rate of 8.00%, a minimum rate of 6.25%, and a maturity of June 30, 2005. All rates noted above are the three-months LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The fair market value of Gaming's interest rate derivative financial instruments as provided by the counterparty, is a net payable of approximately $16.0 million at June 30, 2001, which is included in the Company's condensed consolidated financial statements.

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

Certain Forward Looking Statements

    Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the United States Securities and Exchange Commission (as well as information included in oral statements or other written statements made, or to be made, by the Company) contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitation, those relating to the Bank Credit Facility, FF&E Facility, the Keep-Well Agreement and other agreements, plans for future operations, current operations, other business development activities, capital spending, financing sources and the effect of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, those relating to the current development and operations, the Company's liquidity and the extent of the Company's alternatives thereto, the sources and extent of the Sponsors' liquidity and the Sponsors' payments under the Keep-Well Agreement, dependence on existing management, leverage and debt service, domestic or international economic conditions, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and retention of licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    There is incorporated by reference the information appearing under the caption "Market Risk" in Item 2 of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.01	Seventh Amendment to Credit Agreement, dated as of June 15, 2001, effective as of May 29, 2001, between Aladdin Gaming, LLC and The Bank of Nova Scotia, as the Administrative Agent for Various Financial Institutions.
10.02	Eighth Amendment to Credit Agreement, dated as of July 30, 2001, between Aladdin Gaming, LLC and The Bank of Nova Scotia, as the Administrative Agent for Various Financial Institutions.
10.03
Second Amendment to Keep-Well Agreement, dated as of June 15, 2001, effective as of May 29, 2001, between London Clubs International plc, The Trust under Article Sixth under the will of Sigmund Sommer, Aladdin Bazaar Holdings, LLC, and Aladdin Holdings LLC and The Bank of Nova Scotia, as the Administrative Agents for Various Financial Institutions.
10.04
Agreement of Amendment No. 6, dated as of June 15, 2001, effective as of May 29, 2001 among General Electric Capital Corporation, for itself and as agent for certain participants, GMAC Commercial Mortgage Corporation and Aladdin Gaming, LLC.
10.05	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and William Timmins, Chief Operating Officer.
10.06	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and Tom Lettero, Chief Financial Officer.
10.07	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and Patricia Becker, Esq., Senior Vice President, Corporate-Legal Affairs.
  (b)
  Reports on Form 8-K: None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ALADDIN GAMING HOLDINGS, LLC
August 15, 2001	By:	/s/ RICHARD J. GOEGLEIN Richard J. Goeglein, President and Chief Executive Officer
August 15, 2001	By:	/s/ THOMAS A. LETTERO Thomas A. Lettero, Senior Vice President and Chief Financial Officer

ALADDIN CAPITAL CORP.
August 15, 2001	By:	/s/ RICHARD J. GOEGLEIN Richard J. Goeglein, Chief Executive Officer
August 15, 2001	By:	/s/ THOMAS A. LETTERO Thomas A. Lettero, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.01	Seventh Amendment to Credit Agreement, dated as of June 15, 2001, effective as of May 29, 2001, between Aladdin Gaming, LLC and The Bank of Nova Scotia, as the Administrative Agent for Various Financial Institutions.
10.02	Eighth Amendment to Credit Agreement, dated as of July 30, 2001, between Aladdin Gaming, LLC and The Bank of Nova Scotia, as the Administrative Agent for Various Financial Institutions.
10.03
Second Amendment to Keep-Well Agreement, dated as of June 15, 2001, effective as of May 29, 2001, between London Clubs International plc, The Trust under Article Sixth under the will of Sigmund Sommer, Aladdin Bazaar Holdings, LLC, and Aladdin Holdings LLC and The Bank of Nova Scotia, as the Administrative Agents for Various Financial Institutions.
10.04
Agreement of Amendment No. 6, dated as of June 15, 2001, effective as of May 29, 2001 among General Electric Capital Corporation, for itself and as agent for certain participants, GMAC Commercial Mortgage Corporation and Aladdin Gaming, LLC.
10.05	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and William Timmins, Chief Operating Officer.
10.06	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and Tom Lettero, Chief Financial Officer.
10.07	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and Patricia Becker, Esq., Senior Vice President, Corporate-Legal Affairs.

QuickLinks

ALADDIN GAMING ENTERPRISES, INC. INDEX
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Existing Credit Facility
Eighth Amendment
Existing Credit Facility
Eighth Amendment
SIGNATURES
EXHIBIT INDEX