Form 10-Q/A
period 2001-06-30
ALADDIN GAMING ENTERPRISES INC
filed 2001-08-16
CIK 1059128

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

    For the quarter ended June 30, 2001, hotel occupancy was at 96% with an average daily rate of $114. Hotel occupancy for the six months ended June 30, 2001 was 93% with an average daily rate of $126. Although the Company anticipates hotel occupancy to be approximately 96% during July and August 2001 the average daily rate is expected to decline to approximately $93. The decline in average daily rate is attributed to seasonal fluctuations in the market place and an increase in consumer sensitivity regarding room rates.

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

    On August 2, 2001, Gaming received from London Clubs cash in the amount of approximately $7.1 million. That amount was utilized by Gaming to make the interest payment under the Bank Credit Facility that was due on July 31, 2001.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.01*	Seventh Amendment to Credit Agreement, dated as of June 15, 2001, effective as of May 29, 2001, between Aladdin Gaming, LLC and The Bank of Nova Scotia, as the Administrative Agent for Various Financial Institutions.
10.02*	Eighth Amendment to Credit Agreement, dated as of July 30, 2001, between Aladdin Gaming, LLC and The Bank of Nova Scotia, as the Administrative Agent for Various Financial Institutions.
10.03*
Second Amendment to Keep-Well Agreement, dated as of June 15, 2001, effective as of May 29, 2001, between London Clubs International plc, The Trust under Article Sixth under the will of Sigmund Sommer, Aladdin Bazaar Holdings, LLC, and Aladdin Holdings LLC and The Bank of Nova Scotia, as the Administrative Agents for Various Financial Institutions.
10.04*
Agreement of Amendment No. 6, dated as of June 15, 2001, effective as of May 29, 2001 among General Electric Capital Corporation, for itself and as agent for certain participants, GMAC Commercial Mortgage Corporation and Aladdin Gaming, LLC.
10.05*	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and William Timmins, Chief Operating Officer.
10.06*	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and Tom Lettero, Chief Financial Officer.
10.07*	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and Patricia Becker, Esq., Senior Vice President, Corporate-Legal Affairs.

  *
  Previously filed.

  (b)
  Reports on Form 8-K: None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ALADDIN GAMING HOLDINGS, LLC
August 15, 2001	By:	/s/ RICHARD J. GOEGLEIN Richard J. Goeglein, President and Chief Executive Officer
August 15, 2001	By:	/s/ THOMAS A. LETTERO Thomas A. Lettero, Senior Vice President and Chief Financial Officer

ALADDIN CAPITAL CORP.
August 15, 2001	By:	/s/ RICHARD J. GOEGLEIN Richard J. Goeglein, Chief Executive Officer
August 15, 2001	By:	/s/ THOMAS A. LETTERO Thomas A. Lettero, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.01*	Seventh Amendment to Credit Agreement, dated as of June 15, 2001, effective as of May 29, 2001, between Aladdin Gaming, LLC and The Bank of Nova Scotia, as the Administrative Agent for Various Financial Institutions.
10.02*	Eighth Amendment to Credit Agreement, dated as of July 30, 2001, between Aladdin Gaming, LLC and The Bank of Nova Scotia, as the Administrative Agent for Various Financial Institutions.
10.03*
Second Amendment to Keep-Well Agreement, dated as of June 15, 2001, effective as of May 29, 2001, between London Clubs International plc, The Trust under Article Sixth under the will of Sigmund Sommer, Aladdin Bazaar Holdings, LLC, and Aladdin Holdings LLC and The Bank of Nova Scotia, as the Administrative Agents for Various Financial Institutions.
10.04*
Agreement of Amendment No. 6, dated as of June 15, 2001, effective as of May 29, 2001 among General Electric Capital Corporation, for itself and as agent for certain participants, GMAC Commercial Mortgage Corporation and Aladdin Gaming, LLC.
10.05*	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and William Timmins, Chief Operating Officer.
10.06*	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and Tom Lettero, Chief Financial Officer.
10.07*	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and Patricia Becker, Esq., Senior Vice President, Corporate-Legal Affairs.

  *
  Previously filed.

QuickLinks

ALADDIN GAMING ENTERPRISES, INC. INDEX
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Existing Credit Facility
Eighth Amendment
Existing Credit Facility
Eighth Amendment
SIGNATURES
EXHIBIT INDEX