Form 10-Q
period 2001-09-30
ALADDIN GAMING ENTERPRISES INC
filed 2001-11-14
CIK 1059128

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2001
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

ALADDIN GAMING ENTERPRISES, INC.
INDEX

i

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

ALADDIN GAMING ENTERPRISES, INC.
BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(In Thousands)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Cash and cash equivalents	$1	$1
Investment in unconsolidated affiliate	—	—

LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)
Payable to related party	$6	$6
Common Stock: Class A, no par value, 2,000,000 shares authorized, 1,107,500 shares issued and outstanding as of September 30, 2001 and December 31, 2000
Class B, no par value and non-voting 8,000,000 shares authorized, 2,215,000 shares issued and outstanding, and 2,215,000 shares reserved pursuant to the warrant agreement as of September 30, 2001 and December 31, 2000	13,247	13,247
Additional paid-in capital	14,420	14,420
Accumulated deficit	(27,672)	(27,672)

	$1	$1

The accompanying notes are an integral part of these financial statements.

ALADDIN GAMING ENTERPRISES, INC.
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
(In Thousands except share data and per share data)

	For the three months ended September 30, 2001 (unaudited)	For the three months ended September 30, 2000 (unaudited)
Other expense	$—	$—
Equity in loss of unconsolidated	—	4,715
Income tax expense (benefit)	—	—

Net loss	$—	$4,715

Basic and diluted loss per share	$—	$(1.42)
Shares used in per share calculation	3,322,500	3,322,500

The accompanying notes are an integral part of these financial statements.

ALADDIN GAMING ENTERPRISES, INC.
STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
(In Thousands except share data and per share data)

	For the nine months ended September 30, 2001 (unaudited)	For the nine months ended September 30, 2000 (unaudited)
Other expense	$—	$1
Equity in loss of unconsolidated	—	8,563
Income tax expense (benefit)	—	—

Net loss	$—	$8,564

Basic and diluted loss per share	$—	$(2.58)
Shares used in per share calculation		3,322,500

The accompanying notes are an integral part of these financial statements.

ALADDIN GAMING ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
(In Thousands)

	For the Nine months ended September 30, 2001 (unaudited)	For the Nine months ended September 30, 2000 (unaudited)
Cash flows from operating activities:
Net loss	$—	$—
Loss of unconsolidated affiliate	—	—
Increase in related party payable	—	—

Net cash used in operating activities	—	—
Cash flows used for investing activities:	—	—
Investment in unconsolidated affiliate	—	—
Cash flows from financing activities:	—	—
Proceeds from the issuance of stock	—	—
Proceeds from the issuance of warrants	—	—

Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	1	1

Cash and cash equivalents at end of period	$1	$1

The accompanying notes are an integral part of these financial statements.

ALADDIN GAMING ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

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

    As of September 30, 2001, Holdings Common Membership Interests were held 39.953125% by London Clubs Nevada Inc ("LCNI"), a subsidiary of London Clubs International plc ("London Clubs"); 31.859375% by Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises"), which is a subsidiary of AHL; 25.0% by Gaming Enterprises, which is a subsidiary of Sommer Enterprises; 3.0% by GAI, LLC, a Nevada limited liability company, which is owned by Richard J. Goeglein, the President and Chief Executive Officer of Gaming Holdings; and 0.1875% by Jose Rueda, a former executive of Gaming Holdings.

    Except where the context otherwise requires, Gaming Holdings and its subsidiaries are collectively referred to herein as the "Company."

    Much of the following information relates to Gaming Holdings and its subsidiaries and is included due to the relative significance of Gaming Holdings to Gaming Enterprises.

    Gaming Holdings through its wholly-owned subsidiary Gaming developed, constructed and began operating a new hotel and casino on August 18, 2000, the Aladdin Resort and Casino ("Aladdin"), as the centerpiece of an approximately 35-acre resort, casino and entertainment complex in Las Vegas, Nevada. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music").

    On September 28, 2001 (the "Petition Date"), Gaming filed a voluntary petition for Chapter 11 reorganization ("Chapter 11") pursuant to the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court"). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, Gaming continues to manage and operate its assets and business as debtor-in-possession pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court in Gaming's Chapter 11 Proceedings (the "Chapter 11 Case"). As of November 14, 2001, Gaming Holdings has not filed for relief under the Bankruptcy Code. The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result if Gaming is unable to successfully emerge from bankruptcy.

Principles of Presentation

    The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 2000 Annual Report on Form 10-K. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financials be read in conjunction with the notes to consolidated financial statements, which appear in that report. Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual financial statements except as modified for interim accounting policies. The interim condensed consolidated financial information is unaudited.

    The American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") provides guidance for financial reporting by entities that have filed petitions under the Bankruptcy Code and expect to reorganize under Chapter 11. Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those of the ongoing business as it evolves. Accordingly, SOP 90-7 requires that the balance sheet separately classify pre-petition liabilities as those subject to compromise (see Note 3). Additional liabilities may arise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts.

    In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the United States Securities and Exchange Commission.

Reclassification

    Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform with the presentation for the year 2001. These reclassifications have no effect on net income.

Revenues and Expenses

    Casino revenue is the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of incentive discounts to casino patrons, redemption of players' club points for cash and accruals for anticipated payouts of progressive and certain other slot machine jackpots.

    Revenues include the retail value of rooms, food and beverage, and other items provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances. The costs of such complimentaries are included in casino expenses in the accompanying condensed consolidated statements of operations.

Property and Equipment

    Property and equipment are stated at cost. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred.

    Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building and Leasehold Improvements	39 years
Furniture and Equipment	5 years
Energy Service Asset	17-20 years

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company considers the defaults on Gaming's required debt service payments and significant operating losses to be its primary indicator of potential impairment. In the opinion of management, a substantial impairment in the carrying of value of the Company's long-lived assets has occurred under SFAS 121. The Company has engaged an independent appraiser to perform a full appraisal of the fair value of the Company's assets. Upon completion of the independent appraisal, management anticipates recording a significant impairment write-down under SFAS 121 in the consolidated financial statements for the three months ended December 31, 2001.

2.  Chapter 11 Financing

    On the Petition Date, the Bankruptcy Court authorized Gaming to pay pre-petition and employee wages, salaries, benefits and certain other employee obligations during the Chapter 11 Case. In addition, the Bankruptcy Court authorized the payment of certain pre-petition obligations owed to critical trade and other creditors. The Bankruptcy Court also authorized Gaming to continue various programs for the benefit of its operations, including the honoring of pre-petition customer deposits, gaming wagers and chips and tokens. Gaming sought and the Bankruptcy Court approved an emergency debtor-in-possession loan for $9 million (the "Emergency Loan") from a syndicate of banks, including BNY Asset Solutions, as Collateral Agent and Administrative Agent (the "DIP Lenders"). The Emergency Loan is part of a proposed facility totaling up to $50 million (the "DIP Loan") from the DIP Lenders. The Emergency Loan is secured by a Bankruptcy Code section 364(c)(1) super-priority claim and a section 364(d) priming lien on the collateral securing the Bank Credit Facility (as defined below) and matures 35 days from the entry of the order approving the Emergency Loan. The DIP Loan would permit Gaming to borrow up to $50 million from time to time for general operating and business purposes, subject to satisfaction of drawing conditions, and the existence of no events of default, that are customary in such facilities. The DIP Loan will be secured by the same section 364(d) priming lien and Section 364(c)(1) super-priority claim subject to certain carve-outs for allowed administrative claims. The Bankruptcy Court has not yet approved the DIP Loan in its entirety. As of November 14, 2001 Gaming has borrowed approximately $4.6 million pursuant to the Emergency Loan. Interest on the DIP Loan will be calculated at Prime (as defined in the underlying agreement) plus 2.5% and will be paid monthly based on the average unpaid balance. The DIP loan also provides for an unused commitment fee of 1.5% annually on the average unused balance and is paid monthly.

    Debt issuance costs incurred in connection with the issuance of the Emergency Loan and negotiation of the DIP Loan have been capitalized and will be amortized to interest expense based on the related debt agreement using the effective interest method or a method which approximates the effective interest method.

3.  Liabilities Subject to Compromise

    Liabilities subject to compromise under reorganization proceedings consist of the following as of September 30, 2001(In Thousands):

Accounts Payable Trade	$4,862
Accounts Payable Construction	2,140
Accrued Interest	6,778
Accrued Interest — Interest Rate Collars	2,793
Other Accrued Expenses	8,161
Bank Credit Facility	434,736
FF&E Facility	18,050
Related Party Payable	14,420
Interest Rate Collars Payable	32,342
Energy Service Obligation	36,313

Total Liabilities Subject to Compromise	$560,597

    By virtue of the Chapter 11 filing, depending on the value of any collateral for various secured obligations, including the Bank Credit Facility (as defined below), and the characterization of various capital leases and similar obligations as credit facilities, such as the furniture, fixture and equipment financing facility with General Electric Capital Corporation ("FF&E Facility") and energy service obligations, interest and related fees and charges may not accrue on a number of those obligations from the Petition Date. Gaming ceased accruing interest on the Bank Credit Facility, FF&E Facility, interest rate collars and energy service obligation as of the Petition Date.

    As of November 14, 2001 Gaming Holdings has not filed for relief under the Bankruptcy Code and the 13 1/2% Senior Discount Notes (the "Notes") have not been classified as subject to compromise as the Notes are an obligation of Gaming Holdings and not Gaming. Gaming Holdings has no assets or operations or sources of capital other than 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred membership interests of Gaming. The Notes have not been recorded at their fully accreted-value at maturity and have been classified as a current liability in the accompanying Condensed Consolidated Balance Sheet.

    The September 30, 2001 Condensed Consolidated Balance Sheets do not reflect, as liabilities, the total amount of the claims filed against Gaming in the Chapter 11 Case since a reasonable estimate of additional bankruptcy claims and pre-petition liabilities and settlement value of certain contingent and/or disputed bankruptcy claims could not be made at September 30, 2001.

4.  Reorganization Items

    Reorganization items consisted of the following as of September 30, 2001 (In Thousands):

Write-off of debt issuance costs	$27,113
Professional Fees	—

Total Reorganization Items	$27,113

    The Company expensed unamortized deferred debt issuance costs as of the Petition Date. Prior to the Petition Date, deferred debt issuance costs were amortized over the life of the related notes and included in interest expense.

    Pre-petition professional fees of $1.04 million related to the reorganization have been included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Post-petition professional fees related to the reorganization are subject to Bankruptcy Court approval and will be expensed as incurred as a reorganization item.

5.  Supplemental Condensed Combined Financial Statements

    SOP 90-7 requires that consolidated financial statements that include one or more entities in reorganization proceedings and one or more entities not in reorganization proceedings include condensed combined financial statements of the entities in reorganization proceedings.

    The following supplemental condensed combined financial statements as of September 30, 2001 and December 31, 2000, and for the quarters and nine months ended September 30, 2001 and September 30, 2000, reflect the financial position, results of operations, and cash flows of Gaming. The condensed combined financial statements have been prepared on the same basis as the condensed consolidated financial statements.

Aladdin Gaming, LLC
(Debtor-in-Possession)
Unaudited Condensed Balance Sheets
(In Thousands)
As of September 30, 2001 and December 31, 2000

	September 30, 2001	December 31, 2000
Total current assets	$47,363	$82,416
Property, plant and equipment, net	620,792	631,834

Total other assets	2,456	27,203
Total assets	$670,611	$741,453

Total current liabilities	$31,700	$91,414
Total long-term liabilities	4,500	492,218
Liabilities subject to compromise	560,597	—
Total member's equity	73,814	157,821

Total liabilities and member's equity	$670,611	$741,453

    The condensed balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

Aladdin Gaming, LLC
(Debtor-in-Possession)
Unaudited Condensed Statements of Operations
(In Thousands)

	For the three months ended September 30, 2001	For the three months ended September 30, 2000	For the nine months ended September 30, 2001	For the nine months ended September 30, 2000
Net revenues	$56,510	$36,781	$207,001	$36,781
Total costs and expenses	76,524	65,242	234,172	77,661
Loss from operations	(20,014)	(28,461)	(27,171)	(40,880)
Total other expense	(17,433)	(7,274)	(67,109)	(7,228)
Loss before reorganization items	(37,447)	(35,735)	(94,280)	(48,108)
Reorganization items	(23,104)	—	(23,104)	—
Loss before cumulative effect of change in accounting principle	(60,551)	—	(117,384)	—
Cumulative effect of change in accounting principle	—	—	(10,709)	—
Net Loss	$(60,551)	$(35,735)	$(128,093)	$(48,108)

Aladdin Gaming, LLC
(Debtor-in-Possession)
Unaudited Condensed Statements of Cash Flows
(In Thousands)

Nine months ended September 30, 2001
Net cash used in operating activities	$(18,591)
Net cash provided by investing activities	5,075
Net cash provided by financing activities	9,004

Net change in cash and cash equivalents	$(4,512)

6.  Classes of Interest

    As of September 30, 2001, Gaming Holdings Common Membership Interests were held: 39.953125% by London Clubs Nevada Inc., a subsidiary of London Clubs International plc ("London Clubs"); 31.859375% by Sommer Enterprises, LLC ("Sommer Enterprises"), an entity controlled by the Trust under Article Sixth u/w/o Sigmund Sommer (the "Sommer Trust"); 25.0% by Aladdin Gaming Enterprises, Inc., an entity owned by Sommer Enterprises; 3.0% by GAI, LLC, an entity owned by Richard J. Goeglein, a former executive of the Company; and 0.1875% by Jose Rueda, a former executive of the Company.

    As of September 30, 2001, Gaming Holdings Preferred Membership Interests were comprised of the following:

	London Clubs Nevada, Inc.	Sommer Enterprises, LLC	Total
	(In Thousands)
Series A	154,725	9,352	164,077
Series CC	4,069	—	4,069
Series D	42,135	—	42,135
Series E	—	8,464	8,464

TOTAL	200,929	17,816	218,745

    The Series CC Preferred Membership Interests are entitled to a return equal to twenty percent (20%) per annum, cumulative and compounded semi-annually. The Series A Preferred Membership Interests are entitled to a return equal to twelve percent (12%) per annum, cumulative and compounded semi-annually. Pursuant to a Letter Agreement between the Sommer Trust and London Clubs, dated February 23, 2000, the Series D Preferred Membership Interests and the Series A Preferred Membership Interests are entitled to a combined preferred return equal to the return earned on the Series E Preferred Membership Interests (i.e., thirty percent (30%) per annum, cumulative and compounded semi-annually). The Series E Preferred Membership Interests are entitled to a return equal to thirty percent (30%) per annum, cumulative and compounded semi-annually. With respect to the allocation of Profits and Losses, and Distributions (including distributions in liquidation), the following is the order of priority of the Preferred Shares: Series A Preferred Membership Interests, Series D Preferred Membership Interests, Series C Convertible Membership Interests, and Series CC Preferred Membership Interests, and collectively (pari passu) Series E and B Preferred Membership Interests.

    If cash equity contributions are made to Gaming Holdings pursuant to the Keep-Well Agreement ("Keep-Well Agreement") entered into by Aladdin Holdings, LLC (95% owned by the Sommer Trust), Aladdin Bazaar Holdings, LLC (99% indirectly owned by the Sommer Trust), London Clubs and the Sommer Trust for the benefit of the lenders under the Bank Credit Facility (as defined below), Series A Preferred Membership Interests (or in the case of any payment required by London Clubs to repay in part Gaming's bank credit facility with various lenders and The Bank of Nova Scotia as Administrative Agent (the "Bank Credit Facility") pursuant to Section 13 of the Keep-Well Agreement, Series B Preferred Membership Interests), will be issued in return for such cash equity contributions. During the nine months ended September 30, 2001, 229,850 Series A and no Series B Preferred Membership Interests were issued pursuant to the Keep-Well Agreement. A total of 1,640,772 Series A Preferred Membership Interests were outstanding at September 30, 2001.

7.  Income Taxes

    Gaming Holdings will file federal information tax returns only. Each member reports taxable income or loss on its respective tax returns.

8.  Impact of Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that entities record all derivatives as assets or liabilities measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 amends or supercedes several current accounting statements. In July 1999, the FASB issued SFAS No. 137 which delayed the effective date of SFAS 133 from fiscal year 2000 to fiscal year 2001. During June of 2000, the FASB issued SFAS No. 138 which amended certain sections of SFAS No. 133. During the quarter ended March 31, 2001, Gaming changed its method of accounting for interest rate collars to comply with SFAS 133. Gaming's interest rate collars do not qualify for accounting hedges according to SFAS 133, and accordingly, changes to the fair value of the interest rate collars are recognized in earnings. On January 1, 2001, Gaming recorded a liability of $10.7 million for the fair value of its interest rate collars at that date with a corresponding cumulative effect adjustment in the Condensed Consolidated Statements of Operations. The interest rate collars were terminated as of the Petition Date (see Note 9).

    In November 2000, the Emerging Issues Task Force of the FASB ("EITF") reached a consensus on EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). EITF 00-14 requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. The Company adopted EITF 00-14 in the first quarter 2001. The amount of "free plays" and coupons to date has not been significant. The Company's accounting policy related to free or discounted rooms, food and beverage and other services already complies with EITF 00-14.

    The Company's player club allows customers to earn "points" based on the volume of their gaming activity. These points are redeemable for certain complimentary services and/or cash rebates. In February 2001, the "EITF" reached a consensus in EITF Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers" ("EITF 00-22"). EITF 00-22 requires that the redemption of points for cash be recorded as a reduction of revenue. The Company has complied with the requirements of EITF 00-22 in the accompanying Condensed Consolidated Statements of Operations. The adoption of EITF 00-22 does not affect net income. The amount of player club points earned through September 30, 2001 and recorded as a reduction of revenue is $2.3 million.

9.  Long-Term Debt
     Interest Rate Swaps

    Beginning July 20, 2000, Gaming had the following interest rate derivative financial instruments in effect: (i) an interest rate collar with an amortizing notional amount of $245.7 million, a maximum and minimum interest rate of 8.00% and 6.25%, respectively, and a maturity date of June 30, 2005, (ii) an interest rate collar with an amortizing notional amount of $159.2 million, a maximum rate of 8.00%, a minimum rate of 6.25% and a maturity date of June 30, 2005; (iii) an interest rate collar with a notional amount of $50 million, a maximum rate of 8.00%, a minimum rate of 6.25%, and a maturity of June 30, 2005. All rates noted above are the three-months LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans.

    The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as LIBOR fluctuates.

    The interest rate collars were terminated as of the Petition Date. The market value of the outstanding swap agreements as of that date was determined to be $32.3 million. Gaming recorded the cost of terminating the swap agreements as net interest rate collar expense in the Condensed

Consolidated Statements of Operations. The interest rate collar payable of $32.3 million and related accrued interest of $2.8 million have been classified as liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets.

10.  Commitments and Contingencies

    In May 2001, Mr. Timmins, Mr. Lettero, and Ms. Becker ("Executives") each signed Senior Executive Retention Agreements ("Retention Agreements") with the Company. The Retention Agreements provide that the Executives will continue to render services to the Company until the later of: eighteen months from the date of the Retention Agreements; the effective date of a plan of reorganization for the Company; or, ninety days after a change of control. The Retention Agreements provide for incentive bonus payments if certain EBITDA numbers are met for the calendar year 2001 and 2002. If the Executive is employed and a change of control or reorganization of the Company occurs during the term of the Retention Agreements, the Retention Agreements provide for a retention bonus payment equal to three (3) times the Executive's then-existing aggregate annual base salary. To date, no motion has been brought in the Chapter 11 Case to assume the Retention Agreements.

    On September 28, 2001, Richard J. Goeglein, a former officer of the Company, and GAI, LLC, which is owned by Mr. Goeglein, filed a complaint in the District Court, Clark County, Nevada, case number A440597, against Gaming, Gaming Holdings and other persons alleging breach of contract, breach of implied covenant of good faith and fair dealing, negligence and negligent misrepresentation, and intentional misrepresentation. The plaintiffs' claims relate to the termination of Mr. Goeglein's employment contract and GAI, LLC's consulting agreement. The plaintiffs are seeking compensatory and punitive damages of an unspecified amount in excess of $10,000. Because the action was filed after commencement of the Chapter 11 Case and in violation of the automatic stay provisions of the Bankruptcy Code, the action is void as to Gaming. The case can proceed against the remaining defendants, however. Gaming Holdings has filed an answer denying the plaintiffs' allegations in all material respects.

    In December 2000, Aladdin Bazaar, LLC ("Bazaar") initiated an arbitration against Gaming alleging various defaults by Gaming under the respective agreements between the parties. Gaming has filed counter-claims against Bazaar. Such arbitration has been continuing since it was initiated prior to commencement of the Bankruptcy Case, with the parties developing a discovery plan. The arbitration hearings have been tentatively set to commence in mid- Summer 2002.

    In December 2000, Korte-Bellew & Associates ("KBA") initiated a Nevada State District Court action, case number 79E100 00047 01TMS seeking foreclosure on its mechanic's lien and payment of approximately $4.7 million. Pursuant to the construction contract between Gaming and KBA, prior to commencement of the Chapter 11 Case the matter had been removed from the District Court and the parties were to attempt mediation, and if the mediation did not result in agreement between the parties, the matter was to be sent to binding arbitration to resolve the disputes.

11.  Liquidity

    As discussed in Note 2, Gaming expects to obtain a DIP Loan from the DIP Lenders. The Company believes the DIP Loan and cash from operations should provide the Company with adequate liquidity to conduct its business during the Chapter 11 Case, although no assurance can be given in this regard. The Company anticipates that the Emergency Loan will be sufficient to fund operations through December 31, 2001.

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

General

    Aladdin Gaming Holdings, LLC, a Nevada limited liability company ("Gaming Holdings") is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corp. ("Capital") is a wholly owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of the Gaming Holdings 13 1/2% Senior Discount Notes ("Notes"). Capital does not have any material operations or assets and has no revenues.

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

    On September 28, 2001 (the "Petition Date"), Gaming filed a voluntary petition for Chapter 11 reorganization ("Chapter 11") pursuant to the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court"). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, Gaming continues to manage and operate its assets and business as debtor-in-possession pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court in Gaming's Chapter 11 Proceedings (the "Chapter 11 Case"). As of November 14, 2001, Gaming Holdings has not filed for relief under the Bankruptcy Code. The Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. These Condensed Consolidated Financial Statements do not include any adjustments that might result if Gaming is unable to successfully emerge from bankruptcy.

    As of September 30, 2001, Gaming Holdings common membership interests were held 39.953125% by London Clubs Nevada Inc, a subsidiary of London Clubs International plc ("London Clubs"); 31.859375% by Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises"), which is a subsidiary of AHL; 25.0% by Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Gaming Enterprises"), which is a subsidiary of Sommer Enterprises; 3.0% by GAI, LLC, a Nevada limited liability company, which is owned by Richard J. Goeglein, the former President and Chief Executive Officer of Gaming Holdings; and 0.1875% by Jose Rueda, a former executive of Gaming Holdings.

    Except where the context otherwise requires, Gaming Holdings and its subsidiaries are collectively referred to herein as the "Company."

    The operations of the Company were primarily limited to the design, development, construction and, as of August 18, 2000, have primarily consisted of the operation of a new Aladdin Resort & Casino ("Aladdin"). The Aladdin is the centerpiece of an approximately 35-acre world-class resort, casino and entertainment complex ("Complex"). The Aladdin includes a hotel which has 2,567 rooms ("Hotel"), an approximately 116,000 square foot Casino ("Casino"), five restaurants and one leased restaurant. The Casino's main gaming area contains approximately 2,150 slot machines, 66 table games, and a race and sports book facility. Included on a separate level of the Casino is an approximately 15,000 square foot luxurious gaming section ("The London Club at Aladdin") that contains approximately 30 high denomination table games and approximately 85 high denomination slot machines. The Hotel will contain an approximately 32,000 square foot spa, which is currently being constructed, and will be operated, by a subsidiary of Steiner Leisure Limited, and is expected to be completed on or about December 1, 2001. Gaming's lease with Steiner Leisure Limited was assumed under the Chapter 11 Case. The Complex is comprised of: (i) the Aladdin; (ii) a themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) the renovated 7,000 seat Theater for the Performing Arts; and (iv) an approximately 4,800 space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of the Sommer Trust.

Results of Operations

    Until August 18, 2000, the Company was in the development stage and did not have any historical operating income as there were no operating revenues. Prior to August 18, 2000, the Company's operating expenses primarily consisted of interest, amortization costs, expenses related to the Notes and pre-opening costs. Due to the short operating period (43 days during 2000 compared to 92 days during 2001), there will not be a comparative discussion of prior periods included in this Form 10-Q. Historical results may not be indicative of future operating results.

    For the quarter ended September 30, 2001, the Aladdin produced gross revenues of $65.4 million. Casino revenue (which includes both the main Casino and The London Club at Aladdin) represented 41% of gross revenue, hotel 31% of gross revenue, food and beverage 24% of gross revenue, and entertainment and other revenue 4% of gross revenue. The net loss for the quarter was $86.2 million. The net loss includes reorganization expense of $27.1 million related to the write-off of unamortized debt issuance costs as of the Petition Date and $16.3 million in interest rate collar expense related to the termination of the interest rate collar agreements.

    For the nine months ended September 30, 2001, the Aladdin produced gross revenues of $232.4 million. Casino revenue (which includes both the main Casino and The London Club at Aladdin) represented 43% of gross revenue, hotel 31% of gross revenue, food and beverage 22% of gross revenue, and entertainment and other revenue 4% of gross revenue. The net loss for the nine months ended September 30, 2001 was $153.7 million including the non-recurring expenses recorded on the Petition Date.

Revenues

    Casino revenues for the quarter (inclusive of The London Club at Aladdin) of $26.6 million were derived $15.5 million from slot operations, $10.9 million from table games and $.2 million from other sources of gaming revenue.

    For the nine months ended September 30, 2001, casino revenues (inclusive of The London Club at Aladdin) were $99.1 million; $47.9 million from slot operations, $50.3 million from table games and $.9 million from other gaming.

    The overall table games gross win percentage was 12.6% and 16.2% for the quarter and nine months ended September 30, 2001, respectively, while the average daily win per table game was $1,459 and $2,182. The Company expects the normal gross win percentage to be approximately 17.5% for table games. For the three and nine months ended September 30, 2001, the overall average slot gross daily win per unit was $98 and $92 respectively.

    Casino marketing efforts have been focused on enhancing the customer database, implementing an aggressive direct mail program, increasing the number of special entertainment events in the Theater for Performing Arts and expanding the number of Casino events and promotions. Currently, the company operates approximately 2,195 slot machines and 96 table games. Slot gross daily win per unit improved during the quarter from $93 for the quarter ended June 30, 2001 to $98 for the quarter ended September 30, 2001.

    For the quarter ended September 30, 2001, hotel occupancy was at 89.6% with an average daily rate of $95. Hotel occupancy for the nine months ended September 30, 2001 was 91.8% with an average daily rate of $115.

    Since the terrorist attacks of September 11, 2001, airline passenger travel to Las Vegas has been reduced. As a result, hotel occupancy levels are expected to decrease to approximately 75% during the fourth quarter 2001. The average daily rate is expected to be approximately $100 during the same period. Since September 11, 2001, the competition for hotel visits from southern California has become more intense as many Strip casino properties have discounted hotel room pricing and other amenities to generate higher occupancy. Although weekend occupancy levels and rates are returning closer to normal, weekday occupancy levels and rates continue to struggle. The Company anticipates this trend to continue into the 2002 first quarter.

Costs and Expenses

    Since the terrorist attacks, the Company has reevaluated its operations and has reduced labor hours in certain areas of its food and beverage department. The Company has also reduced its administrative labor and other costs. The Company reduced its full time employees by approximately five hundred individuals. As of November 6, 2001, the Company employed approximately 2,250 full time equivalents. The Company continues to evaluate its operations for additional efficiencies. The estimated labor savings from the staffing reductions are approximately $18.0 million annually.

Other Factors Affecting Earnings

    On January 1, 2001, the Company adopted Statements of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Corresponding to the adoption of SFAS No. 133, the Company recorded the $10.7 million cumulative effect of change in accounting principle. The net loss of $153.7 million for the nine months ended September 30, 2001 includes reorganization expense of $27.1 million related to the write-off of unamortized debt issuance costs as of the Petition Date and $21.6 million in interest rate collar expense related to the termination of the interest rate collar agreements.

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company considers the defaults on Gaming's required debt service payments and significant operating losses to be its primary indicator of potential impairment. Although the Company believes it does have a substantial impairment issue related to SFAS No. 121, an impairment loss has not been recognized in the accompanying Condensed Consolidated Statements of Operations. The Company has not completed a full appraisal of the assets and an analysis of future cash flows on which to base the impairment loss. Upon completion of the analysis the Company will disclose the effect of the estimated impairment loss in the consolidated financial statements included in its annual report on Form 10-K for the period ended December 31, 2001.

    The Company will expense future professional fees as a reorganization item that will be recorded separately in the Consolidated Statement of Operations.

Liquidity and Capital Resources

    During the nine months ended September 30, 2001, the Company used net cash of approximately $18.6 million for operating activities and raised $22.0 million from the Sponsors' (as defined below) contributions pursuant to the Keep-Well Agreement (the "Keep-Well Agreement") entered into by AHL, Aladdin Bazaar Holdings, LLC (99% indirectly owned by the Sommer Trust), London Clubs and The Sommer Trust (collectively, the "Sponsors") for the benefit of the lenders under Gaming's bank credit facility ("Bank Credit Facility"). The unrestricted cash balance during the period decreased approximately $4.5 million to $15.7 million as of September 30, 2001 (see the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2001, contained in this Form 10-Q).

    As of November 12, 2001, the Company had unrestricted funds available of approximately $2.2 million (excluding casino bankroll of approximately $4.8 million). Gaming expects to obtain a DIP Loan from the DIP Lenders. The Company believes the DIP Loan and cash from operations should provide the Company with adequate liquidity to conduct its business during the Chapter 11 Case, although no assurance can be given in this regard. The Company anticipates that the Emergency Loan will be sufficient to fund operations through December 31, 2001.

Market Risk

    Beginning July 20, 2000, Gaming had the following interest rate derivative financial instruments in effect: (i) an interest rate collar with an amortizing notional amount of $245.7 million, a maximum and minimum interest rate of 8.00% and 6.25%, respectively, and a maturity date of June 30, 2005, (ii) an interest rate collar with an amortizing notional amount of $159.2 million, a maximum rate of 8.00%, a minimum rate of 6.25% and a maturity date of June 30, 2005; (iii) an interest rate collar with a notional amount of $50 million, a maximum rate of 8.00%, a minimum rate of 6.25%, and a maturity of June 30, 2005. All rates noted above are the three-months LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans.

    The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of Gaming. The amounts exchanged are based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as LIBOR fluctuates.

    The interest rate collars were terminated as of the Petition Date. The market value of the outstanding swap agreements as of that date was determined to be $32.3 million. Gaming recorded the cost of terminating the swap agreements as net interest rate collar expense in the Condensed Consolidated Statements of Operations. The interest rate collar payable of $32.3 million and related accrued interest of $2.8 million have been classified as liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets.

Certain Forward Looking Statements

    Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the United States Securities and Exchange Commission (as well as information included in oral statements or other written statements made, or to be made, by the Company) contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Act"). Such statements include, without limitation, those relating to the Bank Credit Facility, FF&E Facility (as defined below), the Keep-Well Agreement and other agreements, plans for future operations, current operations, other business development activities, capital spending, financing sources and the effect of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, those relating to the current development and operations, the Company's liquidity and the extent of the Company's alternatives thereto, the sources and extent of the Sponsors' liquidity and the Sponsors' payments under the Keep-Well Agreement, dependence on existing management, leverage and debt service, domestic or international economic conditions, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and retention of licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    There is incorporated by reference the information appearing under the caption "Market Risk" in Item 2 of this Form 10-Q.

Part II.

Item 1.  Legal Proceedings

    On Sept. 28, 2001, Richard J. Goeglein, a former officer of the Company, and GAI, LLC, which is owned by Mr. Goeglein, filed a complaint in the District Court, Clark County, Nevada, case number A440597, against Gaming, Gaming Holdings and other persons alleging breach of contract, breach of implied covenant of good faith and fair dealing, negligence and negligent misrepresentation, and intentional misrepresentation. The plaintiffs' claims relate to the termination of Mr. Goeglein's employment contract and GAI, LLC's consulting agreement. The plaintiffs are seeking compensatory and punitive damages of an unspecified amount in excess of $10,000. Because the action was filed after commencement of the Chapter 11 Case and in violation of the automatic stay provisions of the Bankruptcy Code, the action is void as to Gaming. The case can proceed against the remaining defendants, however. Gaming Holdings has filed an answer denying the plaintiffs' allegations in all material respects.

    As reported in Item 5 of the Company's Current Report on form 8-K filed with the SEC on October 1, 2001 and in the Notes to Condensed Consolidated Financial Statements and Part I., Item 2 of this Form 10-Q, on September 28, 2001, Gaming filed a voluntary petition for reorganization under Chapter 11. Gaming continues to manage and operate its assets and business as a debtor-in-possession under Chapter 11 and subject to the supervision and orders of the Bankruptcy Court in the Chapter 11 Case.

    As described in Part I., Item 3 of the Company's Annual Report on Form 10-K filed with the SEC on April 2, 2001 and in Note 9 to the Condensed Consolidated Financial Statements in this Form 10-Q, Gaming is a defendant and counter-claimant in an arbitration initiated by Bazaar and is a defendant in a lawsuit filed by KBA. Both actions were initiated prior to commencement of the Chapter 11 Case.

Item 2.  Changes in Securities and Use of Proceeds

    (c) During the nine months ended September 30, 2001, Gaming Holdings issued a total of 229,850 Series A Preferred Membership Interests (the "Interests"). The Interests were issued pursuant to the Keep-Well Agreement in return for cash equity contributions made to Gaming Holdings.

    The Interests were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption in section 4(2) of the Securities Act for transactions not involving any public offering.

Item 3.  Defaults Upon Senior Securities.

    (a) As reported in Gaming Holdings' Current Reports on Form 8-K filed with the SEC on September 20 and 24 and October 1, 2001 and in Part I. of this Form 10-Q, Gaming is in default under the Bank Credit Facility, the furniture, fixture and equipment financing facility with General Electric Capital Corporation (the "FF&E Facility"). The respective amounts in default under the Bank Credit Facility and the FF&E Facility are $434.7 million and $18.1 million as of the Petition Date. All of such indebtedness is subject to the proceedings in the Chapter 11 Case.

    In addition, Gaming Holdings and Capital, which are co-issuers of the Notes, are in default under the Notes as a result of (i) commencement of the Chapter 11 Case. Neither Gaming Holdings nor Capital has filed for relief under the Bankruptcy Code. Under the Indenture governing the Notes (the "Indenture"), the entire outstanding amount of the Notes, which totals $177.0 million as of the Petition Date, has been accelerated and is now due and payable as a result of the default. Neither Gaming Holdings nor Capital would have sufficient funds to pay this indebtedness if the trustee under the Indenture or holders of the Notes take action to enforce the acceleration provisions.

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
10.03*
Second Amendment to Keep-Well Agreement, dated as of June 15, 2001, effective as of May 29, 2001 between London Clubs International plc, The Trust under Article Sixth under the will of Sigmund Sommer, Aladdin Bazaar Holdings, LLC, and Aladdin Holdings LLC and The Bank of Nova Scotia, as the Administrative Agents for Various Financial Institutions.
10.04*
Agreement of Amendment No. 6, dated as of June 15, 2001, effective as of May 29, 2001 among General Electric Capital Corporation, for itself and as agent for certain participants, GMAC Commercial Mortgage Corporation and Aladdin Gaming, LLC.
10.05*	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and William Timmins, Chief Operating Officer.
10.06*	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and Thomas A. Lettero, Chief Financial Officer.
10.07*	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and Patricia Becker, Esq., Senior Vice President, Corporate-Legal Affairs.
  (b)
  Reports on Form 8-K: During the quarter ended September 30, 2001, the Company filed the following reports on form 8-K:

  1.
  Report on Form 8-K, Item 5, filed on September 20, 2001.

  2.
  Report on Form 8-K, Item 5, filed on September 24, 2001.

*
Previously filed as the same Exhibit No. in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ALADDIN GAMING HOLDINGS, LLC

November 14, 2001	By:

November 14, 2001	By:	/s/ THOMAS A. LETTERO Thomas A. Lettero, Senior Vice President and Chief Financial Officer

ALADDIN CAPITAL CORP.

November 14, 2001	By:

November 14, 2001	By:	/s/ THOMAS A. LETTERO Thomas A. Lettero, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
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
10.05*	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and William Timmins, Chief Operating Officer.
10.06*	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and Thomas A. Lettero, Chief Financial Officer.
10.07*	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and Patricia Becker, Esq., Senior Vice President.

*
Previously filed as the same Exhibit No. in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

QuickLinks

FORM 10-Q
INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BALANCE SHEETS
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities.
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX